Form 10-K
period 2016-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2017-03-27
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-55705
Brighthouse Life Insurance Company of NY
(Exact name of registrant as specified in its charter)

New York	13-3690700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

285 Madison Avenue, New York, N.Y.	10017
(Address of principal executive offices)	(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $10.00
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 24, 2017, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company (“FMLI”)), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The term “separation” refers to the separation of MetLife Inc.’s Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (“Brighthouse”), to hold the assets (including the equity interests of certain MetLife subsidiaries) and liabilities associated with MetLife Inc.’s Brighthouse Financial segment from and after the distribution; the term “distribution” refers to the distribution of at least 80.1% of the shares of Brighthouse common stock outstanding immediately prior to the distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the distribution.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned separation from MetLife and the distribution of common stock of Brighthouse Financial, Inc., prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse NY. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Brighthouse NY’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although it is not possible to identify all of these risks and factors, they include, among others:

•	the timing of our separation from MetLife and the distribution, whether the conditions to the distribution will be met, whether the separation and the distribution will be completed;

•
the impact of the separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties;

•	whether the operational, strategic and other benefits of the separation can be achieved, and our ability to implement our business strategy;

•	differences between actual experience and actuarial assumptions;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of regulatory, legislative or tax changes on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;

•	changes in accounting standards, practices and/or policies applicable to us;

•	our ability to market and distribute our products through distribution channels; and

•	our ability to attract and retain key personnel.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, including in the section entitled “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Life Insurance Company of NY makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1. Business

Business Overview
As used in this Form 10-K, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company (“FMLI”)), a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
Brighthouse NY was incorporated on December 31, 1992, as a New York stock life insurance company and was acquired by MetLife in 2000. Brighthouse NY is licensed to do business only in the State of New York.
The Company currently provides fixed and variable annuity products in New York and administers an in-force block of life insurance policies. In connection with the planned separation from MetLife discussed further below, we plan to continue to offer fixed and variable annuity insurance products in New York. In addition, we plan to offer index-linked annuity products in New York. With respect to life insurance, we plan to offer new universal life and term life insurance products in New York. The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from any customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014. Financial information, including revenues, operating earnings and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Other Key Information
Significant Events
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its U.S retail business. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as Brighthouse Financial. On October 5, 2016, Brighthouse Financial, Inc. (“Brighthouse”), a subsidiary of MetLife, Inc., filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission. On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Life Insurance Company (“Brighthouse Insurance”), formerly MetLife Insurance Company USA, New England Life Insurance Company, Brighthouse Life Insurance Company of NY, MetLife Advisers, LLC and certain affiliated reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the planned separation, these affiliated reinsurance companies are expected to be merged with and into Brighthouse Reinsurance Company of Delaware, a single newly formed and licensed affiliated reinsurance company which would be contributed to Brighthouse. The ultimate form and timing of the separation will be influenced by a number of factors, including, regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed separation. The distribution remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10. Additionally, effective March 6, 2017, and in connection with the planned separation, the Company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY.

On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”
Segments and Corporate & Other
For operating purposes, the Company has established two reporting segments: (i) Annuities and (ii) Life. In addition, the Company reports certain of its results of operations not included in the segments in Corporate & Other. We provide an overview of our reporting segments and Corporate & Other below.
Annuities
Product Overview
Our Annuities segment product offerings currently include variable and fixed annuity products in New York that are sold to individuals through multiple third-party distribution channels. In connection with the planned separation from MetLife, the Company plans to continue offering these products in New York and also to offer index-linked annuity products in New York.
Life
Product Overview
The Company currently does not offer any life insurance policies. However, the Company currently administers in-force blocks of life insurance policies, primarily term life. In connection with the planned separation from MetLife, the Company also plans to offer new term life and universal life insurance products in New York designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuity segment.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, ancillary U.S. term life business sold direct to consumer and expenses associated with income tax audit issues.
Sales Distribution
Prior to July 2016, Brighthouse NY sold its retail variable and fixed annuity products in New York through affiliated and third party distribution channels. In July 2016, MetLife sold its proprietary distribution channel, MetLife Premier Client Group (“MPCG”), to Massachusetts Mutual Life Insurance Company. Currently we distribute our retail annuity products in New York solely through a diverse network of third party distribution partners. Our products are also distributed through other independent broker-dealers, general agencies and other marketing organizations. Our products are marketed to third party distribution organizations through wholesalers of a Brighthouse NY-affiliated wholesaler broker-dealer for ultimate sale to individual and business clients of the third party distribution organizations.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Due to the nature of the underlying risks and the uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payment may not occur until well into the future.

We periodically review the assumptions supporting our estimates of actuarial liabilities for future policy benefits. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. Any increase could adversely affect our earnings and have a material adverse effect on our business, results of operations and financial condition.
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and noncatastrophic reinsurance to manage risk from these perils. We also use hedging, reinsurance and other risk management activities to mitigate financial market volatility. Pursuant to applicable insurance laws and regulations, the Company establishes statutory reserves, reported as liabilities, to meet its obligations on its policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
New York Insurance Law and regulations require us to submit to the New York State Department of Financial Services (“NYDFS”), with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
Underwriting
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations, alcohol, drug and tobacco use. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved in accordance with our underwriting guidelines.
Our underwriting is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. It is also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting and mortality levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and appropriate for the customer and us.
We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.

Pricing
Product pricing reflects our pricing standards and guidelines. Annuities are priced based on various factors, which may include investment returns, expenses, persistency, longevity, policyholder behavior, equity market returns, and interest rate scenarios. Life insurance pricing at issuance is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs, and capital requirements. We have leveraged the actuarial capabilities and long history of MetLife. We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals. We have a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for our insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Reinsurance.”
Rates for annuity products are highly regulated and generally the forms of which must be approved by the regulators of the jurisdictions in which the product is sold. Generally, these products include pricing terms that are guaranteed for a certain period of time. Such products generally include surrender charges for early withdrawals and fees for guaranteed benefits. We periodically reevaluate the costs associated with such guarantees and may adjust pricing levels accordingly. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, primarily on a coinsurance, yearly renewable term, or excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.
We reinsure our business through a diversified group of well-capitalized reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
Annuities
For annuities, we currently reinsure to Brighthouse Insurance and formerly reinsured to Metropolitan Life Insurance Company (“MLIC”), 100% of the guaranteed minimum benefits issued in connection with variable annuities. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. In connection with the planned separation, MLIC has novated and assigned its rights and obligations under its agreement to Brighthouse Insurance, effective as of January 1, 2017.
We also previously reinsured 90% of our fixed annuities to MLIC. We recaptured this reinsurance agreement effective November 1, 2016, in connection with the Restructuring.

Life
For individual Life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis to MLIC. We currently retain up to $100,000 per life and reinsure 100% of amounts in excess of the amounts we retain. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
We previously reinsured portions of certain level premium term life to our affiliate, MetLife Reinsurance Company of Vermont (“MRV”). We recaptured this reinsurance agreement effective December 27, 2016, in connection with the Restructuring.
In connection with the Restructuring we plan to recapture all of the affiliated reinsurance covering our term life insurance from MLIC and MRV. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Reinsurance Transactions.”
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level.
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the balance sheets, see Note 5 of the Notes to the Financial Statements.

Regulation

Overview
We are domiciled in New York and regulated by the NYDFS. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New. York. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment adviser regulations, and environmental and unclaimed property laws and regulations. If our ultimate parent, MetLife, Inc., were re-designated as a non-bank systemically important financial institution, it would also be subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. If Brighthouse were designated a non-bank SIFI following the distribution, it would also be subject to regulation by the Federal Reserve and the FDIC. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Federal — Insurance Regulation.”
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole and have adopted laws and regulations enhancing “group-wide” supervision. See “— NAIC” for information regarding an enterprise risk report.
We are licensed only in New York and regulated by the NYDFS. We are licensed to issue insurance products only in New York. New York law grants the NYDFS broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms and rates;

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, replacements of insurance products, distribution arrangements and payment of inducements, and identifying and paying to the state benefits and other property that are not claimed by the owners;

•	regulating advertising and marketing of insurance products;

•	regulating separate accounts;

•	protecting privacy;

•	establishing statutory capital (including risk based capital) and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving acquisition of control of New York-domiciled insurance companies;

•	restricting the payment of dividends and certain other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
The Company is required to file reports, including detailed annual financial statements, with the NYDFS, and its operations and accounts are subject to periodic examination by the NYDFS. The Company must also file and obtain regulatory approval for rules, rates and forms relating to the insurance written by it.
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We will cooperate with such inquiries and take corrective action when warranted. See Note 12 of the Notes to the Financial Statements.

Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
The New York Insurance Law generally provides that no person, corporation or other entity may acquire control of a New York-domiciled insurance company, or a controlling interest in any parent company of any such insurance company, without the prior approval of the NYDFS. Under the laws of New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The NYDFS may find, however, that “control” exists in circumstances in which a person owns or controls less than 10% of the voting securities.
To obtain approval of any acquisition of control, the proposed acquirer must file with the NYDFS an application disclosing, among other information, its background, financial condition, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters. In considering an application to acquire control of an insurer, the NYDFS generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer and any anti-competitive results that may arise from the acquisition.
The New York Insurance Law also places restrictions and limitations on the amount of dividends or other distributions payable by Brighthouse NY to its parent company, as well as on certain transactions between Brighthouse NY and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between Brighthouse NY and its affiliates require the prior approval of the NYDFS. Effective for dividends paid during 2016 and going forward, the New York Insurance Law, as amended, permits us, without prior insurance regulatory approval, to pay stockholder dividends to our parent company in any calendar year based on either of two standards. One standard permits us, without prior insurance regulatory approval, to pay an ordinary dividend out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of our surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) our statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of our surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, we may not, without prior insurance regulatory approval, pay any dividends in any calendar year immediately following a calendar year for which our net gain from operations, excluding realized capital gains, was negative. The second standard allows us, without prior insurance regulatory approval, to pay an ordinary dividend out of other than earned surplus if we do not have sufficient positive earned surplus to pay an ordinary dividend, in an amount up to the lesser of: (i) 10% of our surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) our statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Under the New York Insurance Law, the New York Superintendent of Financial Services of the NYDFS has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of an extraordinary dividend (i.e., a dividend that exceeds the standards described above) to its stockholders. See Note 9 of the Notes to the Financial Statements.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly and adversely affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. The full impact of Dodd-Frank on us will depend on whether MetLife, Inc., which is currently our parent company, again becomes subject to supervision and regulation as a non-bank SIFI, while we are still affiliated, as well as the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, a number of which remain to be completed.

Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that may impact our investments and investment activities, such as the potential application of enhanced prudential standards and capital requirements for, and additional quantitative limits with respect to, proprietary trading and sponsoring or investing in hedge funds or private equity funds to non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI and we were considered to be “controlled” by MetLife. See “— Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”
The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Guaranty Associations and Similar Arrangements
New York requires us to participate in The Life Insurance Guaranty Corporation, which is a guaranty association organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. This association levies assessments, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. New York permits member insurers to recover assessments paid through full or partial premium tax offsets.
In the past three years, the aggregate assessments levied against Brighthouse NY have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 12 of the Notes to the Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices. Except as otherwise disclosed in Note 12 of the Notes to the Financial Statements, Brighthouse NY did not receive any material adverse findings resulting from an NYDFS examination.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 12 of the Notes to the Financial Statements.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of our statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by our contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by us with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we have provided the NYDFS such opinions without qualifications.

NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the NYDFS may impact our statutory capital and surplus.
The NAIC Insurance Holding Company System Model Act (the “Model Holding Company Act”) and the Insurance Holding Company System Model Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has enacted a version of the revised Model Holding Company Act, which includes the enterprise risk reporting requirement.
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by New York. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Brighthouse NY was included in MetLife’s ORSA summary report in December 2016.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 and C3 Phase II reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if such recommendations were adopted, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such recommendations will be adopted or to the timing of any such adoption.
The NAIC has also been working on reforms relating to the calculation of life insurance reserves, including principle-based reserving, which became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for new business. The NYDFS has publicly announced that it intends to implement this approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.

Surplus and Capital; Risk-Based Capital
We are required to maintain our capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law provides the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our total adjusted capital was in excess of the required RBC levels. See “Statutory Equity and Income” in Note 9 of the Notes to the Financial Statements.
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. A SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2016 and 2015.
Regulation of Investments
The New York Insurance Law requires diversification of investment portfolios and limits the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these requirements would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such requirements as of December 31, 2016.
New York’s Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program, including funding and staffing requirements, management oversight, and periodic reporting to senior management; (ii) risk-based minimum standards for technology systems including access controls, for data protection; (iii) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
Department of Labor and ERISA Considerations
We manufacture life insurance and annuity products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (the “DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.

The DOL issued new regulations on April 6, 2016 with an applicable date for most provisions of April 10, 2017. However on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Contracts entered into prior to the applicability date of the new regulations, are generally “grandfathered” and as such are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule relate to the Best Interest Contract Exemption (“BIC”). The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance businesses are highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, the Trump administration issued an executive order and memorandum directing the DOL to reexamine the Fiduciary Rule and prepare an updated economic and legal analysis concerning its likely impact, which has led to the DOL publishing a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. On March 10, 2017, the DOL announced that should the Fiduciary Rule be delayed following the April 10, 2017 applicability date, it will not initiate any enforcement actions for non-compliance in the gap period between the applicability date and the delay date. Additionally, the DOL stated that should the Fiduciary Rule not be delayed, it will not initiate enforcement actions for non-compliance within a reasonable period of time after the publication of a decision not to delay the applicability date. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank
On December 18, 2014, the FSOC designated our current parent company, MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016.
If the FSOC prevails on appeal or redesignates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. Brighthouse, because of its size, could be separately evaluated by the FSOC and designated a non-bank SIFI. There can be no assurance that Brighthouse will not be so designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of the planned separation of Brighthouse from MetLife will affect any decision the FSOC may make to redesignate MetLife, Inc. as a non-bank SIFI.
Under Dodd-Frank, the Federal Reserve must establish enhanced prudential standards for non-bank financial companies that the FSOC has determined are systemically important. Dodd-Frank allows the Federal Reserve Board to adjust the enhanced prudential standards for individual companies in order to take into consideration their riskiness, capital structuring complexity, financial activities engaged in by the company and its subsidiaries, size and any other risk-related factors that the Federal Reserve Board believes are appropriate. While the enhanced prudential standards that would apply to MetLife, Inc. were it to be re-designated as a non-bank SIFI would likely not impose direct regulatory obligations or restrictions on us, regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business for so long as we are considered to be “controlled” by MetLife. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI and if we are considered to be “controlled” by MetLife, those capital requirements may adversely affect MetLife’s and our ability to compete with other insurers that are not subject to those requirements. For as long as we are considered to be “controlled” by MetLife or its insurance company affiliates, the Federal Reserve would also have the right to require any of MetLife’s insurance companies, including us, to take prompt action to correct any financial weaknesses, such as holding additional capital or restricting certain activities. If Brighthouse is designated a non-bank SIFI, it will be subject to the non-bank SIFI requirements discussed in this Annual Report on Form 10-K, which could materially and adversely affect our business for so long as we are deemed to be controlled by Brighthouse.
The Federal Reserve Board also issued a notice of proposed rulemaking addressing the corporate governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI while MetLife, Inc. is deemed to control us, it is not clear how these proposed standards would apply to MetLife or us, nor how such standards would impact our business if we are considered to be “controlled” by MetLife. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Federal — Insurance regulation.”
Once capital requirements for non-bank SIFIs are determined, non-bank SIFIs will be required to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If re-designated as a non-bank SIFI, MetLife’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives. If we are considered to be “controlled” by MetLife, our competitive position may be similarly affected by any such increased capital requirements or other prudential standards imposed on MetLife to the extent they affect our operations.

Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets, operations or subsidiaries, such as Brighthouse. If re-designated as a non-bank SIFI, MetLife, Inc. would be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan. Such a resolution plan may include provisions for restructuring and/or restricting intercompany transactions or arrangements, including those with or for the benefit of Brighthouse, and transactions with third parties, divestitures of lines of business or subsidiaries or other actions.
The Trump administration and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After its designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., were it to be re-designated as a non-bank SIFI, and we, while considered to be “controlled” by MetLife, would have to alter any future activities to comply with the Volcker Rule Regulations.
Consumer Protection Laws
Numerous federal and state laws affect the Company’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we may provide.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will likely be applicable to us in September 2020 as the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Securities Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933 (“Securities Act”). We also intend to issue fixed index-linked contracts with features that require them to be registered as securities under the Securities Act. We also intend to issue variable contracts through separate accounts that will be exempt from registration, but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.
Federal, state and other securities regulatory authorities, including the SEC and FINRA may from time to time make inquiries and conduct examinations regarding compliance by us with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities.”
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients, and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations.
Unclaimed Property
We are subject to the laws and regulations of New York and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements.

Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “under review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers, acquisitions, dispositions or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of our ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in Brighthouse NY’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our insurer financial strength ratings at the date of this filing are indicated in the following table. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________
NR = Not rated
(1) Negative outlook.
Rating agencies may continue to review and adjust our ratings, including in connection with the planned separation. See “— Business Overview — Other Key Information — Significant Events” for further details on the planned separation and “Risk Factors — Risks” Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition.
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency within our annuities business may be significantly affected by the value of the guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain Guaranteed Minimum Living Benefits (“GMLBs”) is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair solvency.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition, including our capitalization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.”
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.
Certain of the variable annuity products we offer include guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum withdrawal Benefits (“GMWBs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in-force with respect to which we are obligated to perform, we no longer offer GMIBs. We also intend to offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contractholders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales. See “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management.”

Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. MetLife generally conducts an annual actuarial assumption review, including those assumptions relating to policyholder behavior, in the third quarter of each year. MetLife accelerated its 2016 annual variable annuity actuarial assumption review from the third quarter to the second quarter of 2016. Consistent with MetLife’s past practice, we conducted the remainder of our annual actuarial assumption review, which related to products that we issue other than variable annuities, in the third quarter of 2016. The impact resulting from the remainder of this review was not material. If we update our assumptions based on our annual actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Actuarial Assumption Review.”
While we have ceded all of the economic risk associated with our GMxBs to Brighthouse Insurance and MLIC, we retain exposure related to the guarantees in the event our affiliated reinsurers fail to perform. See “— If the counterparties to our reinsurance or indemnification arrangements default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.”
Elements of our business strategy are new and may not be effective in accomplishing our objectives.
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We will seek to achieve this by being a focused product manufacturer, with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “Business - Our Business Strategy.”
This strategy is different than that of our current ultimate parent company, MetLife, Inc., and has not yet been fully implemented. Our initial product offering includes products that we believe are consistent with our business strategy. We may experience delays in obtaining the necessary regulatory approvals resulting in certain of these products not being included in our initial product offering, which could adversely impact the success of our business strategy. There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs related to our planned separation from MetLife, as well as the cost and duration of transitional services agreements that we will enter into in connection with the planned separation, pursuant to which MetLife and will provide each other specified services on a transitional basis to help ensure an orderly transition following the distribution and certain service agreements, pursuant to which MetLife and we will provide each other specified services on a go-forward basis. Furthermore, many of the Brighthouse associates who conduct our business, including management, will be former employees of MetLife. As a result, we will need to provide training to all Brighthouse associates who conduct our business regarding our new strategy, which may not be successful and may divert management time and attention from other matters. For these reasons no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.

An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in MetLife, Inc.’s or Brighthouse Financial’s credit ratings and our financial strength ratings.
We currently rely on an unsecured credit facility (the “MetLife Credit Facility”)maintained by our affiliates MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), as a potential source of liquidity. In connection with the planned separation, Brighthouse has entered into a senior unsecured term loan agreement and a revolving credit facility (collectively, the “Brighthouse Credit Facilities”) which may provide significant support to Brighthouse’s liquidity position when alternative sources of credit are limited. The availability of these credit facilities could be critical to MetLife, Inc.’s and Brighthouse’s credit ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are limited. The MetLife Credit Facility and the Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth. The Brighthouse Credit Facilities also contain requirements to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by subsidiaries of Brighthouse following the distribution. Such requirements could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The right to borrow funds under the MetLife Credit Facility and the Brighthouse Credit Facilities, respectively, is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow under the respective credit facility is also subject to the continued willingness and ability of the lenders that are or will be parties to such credit facility to provide funds. Failure to comply with the covenants in the respective credit facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the respective credit facility, would restrict the ability to access such credit facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.

Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance.”
If the counterparties to our reinsurance or indemnification arrangements default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.
We may use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance.”
In addition, we use derivatives to hedge various business risks. We may enter into a variety of derivatives, including interest rate and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives.”
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses recently suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations.
Extreme mortality events resulting from catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability.
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred three times in the last century. The likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected the associates who conduct our business or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. While we attempt to limit our exposure to acceptable levels, a catastrophic event or multiple catastrophic events could have a material adverse effect on our results of operations and financial condition. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause our assumptions with respect to longevity, which we use when we price our products, to become incorrect and, accordingly, can adversely affect our results of operations and financial condition.

Factors affecting our competitiveness may adversely affect our market share and profitability.
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business - Annuity and Life Competition.”
We believe becoming cost-competitive will be one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the cost of third-party reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation.”
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, our affiliate entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. Brighthouse may further reduce the remaining seven in-scope systems in the future. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors after the transition services agreement, investment management agreement and other agreements to be entered into with MetLife companies, in connection with the planned separation, expire. See “— Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife — The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms” for information regarding the potential effect that the planned separation of our business from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected. In addition, if a third-party provider fails to provide the core administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
If our business does not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”

If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC varies significantly, we may be required to accelerate the amortization and/or impair DAC, which could adversely affect our results of operations or financial condition.
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as deferred policy acquisition costs (“DAC”). The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC related to fixed and variable life and deferred annuity contracts is amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations.
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the United States, we have foreign investments in our general and separate accounts, and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Continued unconventional easing of monetary policy from the major central banks, continued impact of weakness in the energy, metal and mining sectors, uncertainties associated with the United Kingdom’s proposed withdrawal from the European Union (“EU”) and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have contributed to market volatility in the United States. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment.”

To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including from increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings as well as impair our financial strength ratings.
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, as life insurance and annuity products may be relatively more attractive to consumers. However, lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. We ceded all of the risks associated with these guarantees to Brighthouse Insurance and MLIC. However because the accounting for the ceded reinsurance is different from the accounting for the directly written guarantees, there can be a net impact to our financial statements even though all of the economic risks have been ceded. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.
The capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could adversely affect our liquidity and credit capacity or limit our access to capital which may in the future be needed to operate our business and meet policyholder obligations.
We need liquidity to pay our operating expenses, pay interest on our debt, and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
Our principal sources of liquidity are insurance premiums, net investment income and fees paid in connection with annuity products. Sources of capital in normal markets may include external borrowings, borrowings from MetLife, Inc., Brighthouse or other affiliates and capital contributions from MetLife, Inc. or Brighthouse. Borrowings and capital contributions from MetLife, Inc. and its affiliates might no longer be available to the Company following the distribution.

In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral agreements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending, Repurchase Agreement Transaction and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
Such conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period.
We are exposed to significant financial and capital markets risks both in the United States and in global markets generally to the extent they influence U.S. financial and capital markets, including changes in interest rates, credit spreads, equity markets, real estate markets, the performance of specific obligors, including governments, included in our investment portfolio, derivatives and other factors outside our control.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our net investment spread is a key component of our net income.
We are affected by the monetary policies of the Federal Reserve and other major central banks, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting rating agency assessment of our financial condition.

During periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC, which reduces net income and potentially negatively affects rating agency assessment of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.” Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk.”
Significant volatility in the markets could cause changes in the risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows, through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent, as was the case, for example, during the financial crisis commencing in 2008. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or liquidity. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments - Investment Risks.” An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.

Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential guaranteed benefit exposure should equity markets decline or stagnate. We cede the exposure associated with these guaranteed benefits to Brighthouse Insurance and MLIC.
Real estate risk
A portion of our investment portfolio consists of mortgage loans primarily on commercial real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. Although we manage credit risk and market valuation risk for our commercial real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial real estate sector will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into foreign currency swaps and interest rate swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.
Summary
In addition to the economic or counterparty risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions, we are also exposed to volatility risk with respect to any one or more of these economic risks.
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in New York and regulated by the NYDFS. See “Business — Regulation.”

NAIC - Existing and proposed insurance regulation
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Some NAIC pronouncements take effect automatically in the various states, particularly with respect to accounting issues. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Changes in existing laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.
The NAIC has been working on reforms relating to the calculation of life insurance reserves, including principle-based reserving, which became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for new business. The NYDFS has publicly stated its intention to implement this approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards. We cannot predict how principle-based reserving will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC.”
State insurance guaranty associations
New York requires domestic life insurers to participate in a guaranty association. Guaranty associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. New York permits member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
While in the past three years, New York’s assessments levied against us have not been material, it is possible that a large catastrophic event could render the state’s guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business— Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” The Trump administration and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

MetLife, Inc. had been designated by the FSOC as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards, by the FSOC. Although the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded, the FSOC has appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or the FSOC re-designates MetLife, Inc. as a non-bank SIFI, MetLife, Inc. could once again be subject to such regulations, enhanced supervision and prudential standards. If MetLife, Inc. were re-designated as a non-bank SIFI prior to the distribution and while MetLife, Inc. is deemed to control us, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We may have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Brighthouse, because of its size, could be separately evaluated by the FSOC and designated as a non-bank SIFI. If Brighthouse is designated a non-bank SIFI, it will be subject to the non-bank SIFI requirements discussed in this Annual Report on Form 10-K, which could materially and adversely affect our business for so long as we are deemed to be controlled by Brighthouse. There can be no assurance that Brighthouse will not be so designated by the FSOC or that any actions taken in furtherance of the planned separation will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI.
The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
MetLife may consider further structural and other business alternatives that may be available to it in response to any re-designation of MetLife, Inc. as a non-bank SIFI, and we cannot predict the impact that any such alternatives, if implemented, may have on Brighthouse or us prior to the distribution. See “Business — Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements under Dodd-Frank” for additional information regarding potential regulation of MetLife, Inc. as a non-bank SIFI and the potential impact of such regulation on Brighthouse and us.
In 2015, the Financial Stability Board (“FSB”), with input from the International Association of Insurance Supervisors (“IAIS”) again designated MetLife as a global systemically important insurer (“G-SII”) as part of the FSB’s initiative to identify and manage global systemically important financial institutions. However, MetLife will not be subject to G-SII policy measures adopted by the FSB and IAIS unless such policy measures are implemented by a regulator with appropriate jurisdiction over MetLife. We believe that following the distribution any implementing regulations will not directly or indirectly impose obligations or restrictions on us, as we will no longer be controlled by MetLife.
Department of Labor and ERISA considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and IRAs to individuals that are subject to ERISA or the Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force annuity contracts as well as insurance policies and annuity contracts we may sell in the future.

The DOL issued new regulations on April 6, 2016 with an applicable date for most provisions of April 10, 2017. However, on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contact requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.
While we continue to analyze the impact of the final regulation on our business, if and when it becomes applicable, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation.”
On February 3, 2017, the Trump administration issued a memorandum directing the DOL to reexamine the Fiduciary Rule issued as part of the new regulations under ERISA and prepare an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule. In response to the Trump administration’s memorandum, on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. The DOL invited comments on the proposed 60-day delay, which will end on March 17, 2017. In addition to soliciting comments on the formal proposal to delay the applicability date of the Fiduciary Rule, the DOL is also seeking comments on questions of law and policy related to the new rule, for a 45-day period, ending on April 17, 2017. On March 10, 2017, the DOL announced that should the Fiduciary Rule be delayed following the April 10, 2017 applicability date, it will not initiate any enforcement actions for non-compliance in the gap period between the applicability date and the delay date. Additionally, the DOL stated that should the Fiduciary Rule not be delayed, it will not initiate enforcement actions for non-compliance within a reasonable period of time after the publication of a decision not to delay the applicability date. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Other
From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.

The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the New York Insurance Law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, the amount of additional statutory reserves that we are required to hold for certain types of variable annuity guarantees may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratio. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the NYDFS, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against MetLife, Inc. or Brighthouse. See “Business — Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”
The Trump administration has issued an executive order that calls for a comprehensive review of Dodd-Frank. We cannot predict what proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws, including a failure to have a registered broker-dealer, or changes to these laws may have a material adverse effect on our operations and our profitability.
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of the FINRA. Accordingly, our offering and selling of variable annuity contracts and registered fixed annuity contracts are subject to extensive regulation under federal and state securities laws as well as FINRA rules. Costs related to compliance with these securities laws will be greater than for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While in the past we relied on a MetLife-affiliated broker-dealer to distribute our variable annuity contracts, we currently and in the future will utilize Brighthouse Securities, an affiliate that Brighthouse will acquire from MetLife in the distribution. Brighthouse Securities has become registered as a broker-dealer with the SEC and approved as a member of FINRA and has become registered as a broker -dealer with the applicable state regulators.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new and/or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with securities laws and regulations. As a result of Dodd-Frank, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “—Our business is highly regulated, and changes in regulation and in supervisor and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” for information regarding the Trump administration’s expressed goals to dismantle or roll back Dodd-Frank.
The global financial crisis has led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers.
Changes in federal or state tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the desirability of our products.
In June 2016, House Republicans issued a policy paper (called the “Blueprint”) setting forth certain proposals for significant tax reforms. President Trump also issued a high-level outline of his tax reform plan during his campaign that is consistent with the Blueprint in many respects. The Blueprint generally proposes, among other things, to eliminate the deductibility of net interest expense and reduce income tax rates. To the extent that any such legislation is enacted in the future, we could be adversely affected. Congress has from time to time also considered material changes to the estate tax, which both the Blueprint and President Trump’s outline propose to repeal. Some of our products are sold to customers in order to help them meet their estate tax planning needs. To the extent that legislation is enacted in the future that would materially change the estate tax, sales of such products could be adversely affected. The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority. While current tax reform proposals generally include a reduction of the U.S. corporate tax rate, given the overall U.S. budget deficit it is likely that any tax reform will include revenue raisers. The substance, timing and likelihood of any such reform are uncertain. Any such reform could impact our corporate taxes and products, whether favorably or adversely. A decrease in corporate tax rates and/or a decrease in the dividends received deduction could result in valuation charges that could have a material, negative impact on surplus.
In addition, the Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority. The substance, timing and likelihood of any such reform are uncertain. Any such reform could impact our corporate taxes and products, whether favorably or adversely. While current tax reform proposals generally include a reduction of the U.S. corporate tax rate, given the overall U.S. budget deficit it is likely that any tax reform will include revenue raisers. Thus, it is difficult to predict whether the reform would be beneficial or adverse to us.
In addition, we anticipate that we will derive tax benefits from certain items, including but not limited to, tax-exempt investment income, dividends received deductions (“DRD”), various tax credits and insurance reserve deductions. There is a risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these or other items, impacting us, our investments, investment strategies, and/or our policyholders. Although the specific form of any such legislation is uncertain, modification of the DRD or changes to the taxation of reserving methodologies for insurance companies could increase our actual tax rate, thereby reducing earnings. We may also be impacted by changes to the deduction for insurance reserves that may be required under current tax law to conform to the introduction of principles based reserves (“PBR”). As detailed guidance has not been issued by the IRS on PBR, we are not able to evaluate the potential impact of PBR on our insurance reserves tax deduction.

Moreover, many of the products that we sell benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, annuity contracts allow contractholders to defer the recognition of taxable income earned within the contract. Additionally, changes in the taxation of life insurance and/or annuity contracts may impact future sales. However, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts, which would impact our business in ways that are difficult to predict. Conversely, we expect the taxation of earnings from annuity or similar contracts would reduce demand for our products. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 12 of Notes to the Financial Statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid.
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, and policy loans. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.

If we need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging.
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Prudential Regulators and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income.
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.

Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and if changed, could materially adversely affect our results of operations or financial condition.
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments.”
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments.”
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
Our mortgage loans face default risk and are principally collateralized by commercial properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our commercial mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our results of operations and financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to a group of related assets may be limited if other market participants are seeking to sell at the same time. In addition, scrutiny of the mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”
The defaults or deteriorating credit of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and joint venture investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.

The continued threat of terrorism and ongoing military actions may adversely affect the value of our investment portfolio and the level of claim losses we incur.
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Policyholder Liabilities.”
Operational Risks
Gaps in MetLife’s and Brighthouse’s risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.
Prior to the distribution, MetLife will continue to oversee our risk management strategies and activities. MetLife’s enterprise risk management program is, and Brighthouse’s enterprise risk management program will be designed to mitigate material risks and loss to its respective enterprise. Each of MetLife and Brighthouse has developed and continues to develop risk management policies and procedures to reflect the ongoing review of its applicable risks and expects to continue to do so in the future. Nonetheless, MetLife’s and Brighthouse’s policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s and Brighthouse’s methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or MetLife’s or Brighthouse’s inputs and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to MetLife and Brighthouse. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that MetLife or Brighthouse can effectively review and monitor all risks or that all of our associates will follow our risk management policies and procedures. There can be no assurance that we will successfully transition from MetLife’s to Brighthouse’s risk management program or that, prior to the distribution, MetLife’s and, following the distribution, Brighthouse’s policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures as part of Brighthouse following the distribution and under pending or future regulations.
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the transition services agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, neither Brighthouse nor MetLife is aware of having experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with our disaster recovery systems or, for the duration of the transition services agreement, and other agreements to be entered into with MetLife companies in connection with the planned separation. MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or, for the duration of the transition services agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties, including MetLife, that provide operational or information technology services to us to confirm compliance with our information security standards, the failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our associates and those of MetLife may take excessive risks which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of MetLife who provide services to Brighthouse in connection with the transition services agreement or other agreements to be entered into with MetLife companies in connection with the planned separation, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Both Brighthouse and MetLife endeavor, in the design and implementation of their respective compensation programs and practices, to avoid giving their respective associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of such compensation programs and practices. Similarly, although Brighthouse and MetLife employ controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If Brighthouse or MetLife associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of GAAP, which is periodically revised. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). The impact of accounting pronouncements that have been issued but not yet implemented will be disclosed in our reports filed with the SEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements.” The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife — Our planned separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing and distributing products through our distribution channels.
Following completion in July 2016 of the sale of MetLife’s retail career agency distribution channel, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. and other assets associated with MPCG, we distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers, or financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”

Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our planned separation from MetLife could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to our planned separation from MetLife, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a limited number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.
Brighthouse may be unable to attract and retain key people to support our business.
Our success depends, in large part, on Brighthouse’s ability to attract and retain key people. Brighthouse competes with other financial services companies for people primarily on the basis of compensation, support services and financial position. Intense competition exists for key employees with demonstrated ability, and Brighthouse may be unable to hire or retain such employees. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Brighthouse does not currently anticipate any significant changes to its senior management team following the distribution. However, there are a significant number of open positions which Brighthouse needs to fill in order to operate consistent with its strategy going forward. Brighthouse may not be able to attract and retain qualified people to fill these open positions or replace or succeed members of its senior management team or other key personnel following the distribution or at any other time. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which Brighthouse may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to Brighthouse executives. These restrictions could negatively impact Brighthouse’s ability to compete with other companies in recruiting and retaining key personnel.
Brighthouse’s ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our planned separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the effect that our planned separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife
MetLife may not complete the ultimate separation of our business as planned and may retain a significant ownership stake in Brighthouse for a period of time.
On January 12, 2 016, MetLife announced its plan to pursue the separation of a substantial portion of its U.S. retail business, including our business, as part of its Accelerating Value strategic initiative. We therefore expect that MetLife will, following the distribution, ultimately dispose of its remaining 19.9% ownership interest in Brighthouse through one or more public offerings or through another distribution to MetLife, Inc. shareholders.
The disposition by MetLife of its remaining ownership interest in Brighthouse may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied or MetLife may decide for any other reason not to consummate the planned separation of the Brighthouse business and instead retain a significant ownership interest in Brighthouse for a period of time, not exceeding five years. Satisfying the conditions relating to such separation may require actions that MetLife has not anticipated. Any delay by MetLife in completing the planned separation could have a material adverse effect on our business.
Our planned separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.
Prior to the completion of the distribution, as a wholly owned subsidiary of MetLife we have marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife has provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our planned separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the planned separation, we expect our affiliate to enter into an intellectual property licensing agreement and master separation agreement with MetLife, pursuant to which we will have a license to use certain trademarks (and the “MetLife” name and logo) in certain limited circumstances, including as part of a marketing tag line, for a transition period or otherwise to refer to our historic affiliation with MetLife on selected materials for a limited period of time following the completion of the distribution. In connection with the planned distribution, Brighthouse has begun operational and legal work to rebrand to “Brighthouse.”
Our affiliate has filed trademark applications to protect the new Brighthouse name and logo in the United States, and intends to file additional trademark applications in connection with our products. However, the registrations of these trademarks are not complete and they may ultimately not become registered. The use of the new Brighthouse name for the Company or for our existing or any new products in the United States has been challenged by third parties, and our affiliates have become involved in legal proceedings to protect or defend their and our rights with respect to the Brighthouse name and trademarks, all of which could have a material adverse effect on our business and results of operations. Although the parties to these proceedings have resolved this matter and dismissed the action, we are aware of other challenges to our affiliate’s trademarks that have not yet resulted in litigation.

As a result of our planned separation from MetLife, some of our existing policyholders, contractholders and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contractholders may decide not to purchase our products because we no longer will be a part of MetLife.
The risks relating to our planned separation from MetLife could materialize or evolve at any time, including:

•	immediately upon the completion of the distribution, when MetLife’s beneficial ownership in Brighthouse will decrease to no more than 19.9%; and

•	when we ceased using the “MetLife” name and logo in our sales and marketing materials, which occurred when we delivered notices to our distributors and customers that our company name has changed.
The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms.
Brighthouse has, and after the distribution will continue to have, contractual arrangements, such as the transition services agreement, investment management agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, that require MetLife affiliates to provide certain services to us. These services include the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors, LLC with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or non-performance. Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurances that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
We expect to incur incremental costs as a subsidiary of a separate public company.
Following the distribution, and once Brighthouse ceases to be a subsidiary of MetLife, Brighthouse will need to replicate or replace certain functions, systems and infrastructure to which we will no longer have the same access. Brighthouse will also need to make infrastructure investments in order for us to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives will involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. It will also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. We expect that Brighthouse’s operations and infrastructure will need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
MetLife currently performs or supports many important corporate functions for our operations, including public relations, advertising and brand management, corporate audit, certain risk management functions, corporate insurance, corporate governance and other services. There can be no assurance that, following the completion of the distribution, these services will be sustained at the same levels as when we were receiving such services from MetLife or that we will be able to obtain the same benefits. When Brighthouse begins to operate these functions independently, if it does not have its own adequate systems and business functions in place, or is unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs and our profitability may decline. In addition, our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the distribution, which could decrease our overall profitability. See “— The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. We may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms.”

Risks Relating to the Distribution
After the distribution, certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions.
Certain of the persons who currently are, or we expect to become, our executive officers and directors have been, and will be until the distribution, MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, following the distribution, certain of our directors and executive officers may own MetLife, Inc. common stock, restricted stock or options to acquire shares of MetLife, Inc. common stock, and, for some of these individuals, their individual holdings may be significant as compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse or us regarding the terms of the agreements governing the distribution and the planned separation, and the relationship thereafter between the companies.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive office is currently located in Manhattan, New York, and is utilized by both our segments and Corporate & Other. This location is leased from a third party. In connection with the separation from MetLife, Brighthouse NY will enter into a service agreement with Brighthouse Services LLC (“Brighthouse Services”), under which Brighthouse Services will provide facilities to support the activities of Brighthouse NY.
Item 3. Legal Proceedings
See Note 12 of the Notes to the Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for our common equity; all of our common stock is held by MetLife, Inc.
During both of the years ended December 31, 2016 and 2015, we paid no dividends to MetLife, Inc. See Note 9 of the Notes to the Financial Statements for a discussion of restrictions on our ability to pay dividends. We may not pay dividends in 2017 without prior regulatory approval.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, “FMLI”), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned separation from MetLife and the distribution of common stock of Brighthouse Financial, Inc., prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This narrative analysis includes references to our performance measure, operating earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. See “- Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “- Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
Operating Earnings
In this narrative analysis, in addition to providing net income (loss), we also present operating earnings, a measure of performance that is not calculated in accordance with GAAP. We believe this non-GAAP measure enhances the understanding of our performance by highlighting results of operations and the underlying profitability drivers of our business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. The financial information that follows is presented in conformity with GAAP, unless otherwise indicated. See Note 1 of the Notes to the Financial Statements for a discussion of GAAP.
Operating earnings are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Accordingly, we report operating earnings by segment in Note 2 of the Notes to the Financial Statements. Operating earnings should not be viewed as a substitute for net income (loss). See “Non-GAAP and Other Financial Disclosures” for the definition and components of operating earnings.
We allocate capital to our segments based on an internal capital model, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our net investment income or net income (loss). See Note 2 of the Notes to the Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.
Overview
The Company currently provides fixed and variable annuity products in New York and administers an in-force block of life insurance policies. In connection with the planned separation from MetLife, we plan to continue to offer fixed and variable annuity products in New York. In addition, we plan to offer index-linked annuity products and new universal life and term life insurance products in New York. For operating purposes we have established two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Liability for Future Policy Benefits
Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, policy renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and locked in. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, DAC may be reduced and/or additional insurance liabilities established, resulting in a reduction in earnings.
Guaranteed minimum death benefits and certain features of GMIBs are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments.
We regularly review our estimates of liabilities for future policy benefits. For annuity product guarantees, assumptions are updated periodically, whereas for traditional life products, such as term life, assumptions are established and locked in at inception but reviewed periodically to determine whether a premium deficiency exists that would trigger an unlocking of assumptions. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.
See Note 1 of the Notes to the Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits, Note 3 of the Notes to the Financial Statements for future policy benefit liabilities, and Note 7 of the Notes to the Financial Statements for derivatives.

Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to those evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
See Note 5 of the Notes to the Financial Statements for additional information on our reinsurance programs.
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.
VOBA, which is not significant to the Company, represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment type contracts in force at the acquisition date.
The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC which is based on estimated gross profits. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $12 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7%.
We also periodically review other long-term assumptions underlying the projections of estimated gross profits. These assumptions primarily relate to investment returns, interest crediting rates, mortality, persistency, benefit elections and withdrawals and expenses to administer business. Assumptions used in the calculation of estimated gross profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC are due to revisions to expected future investment returns, expenses, in-force or persistency and benefit elections and withdrawals on universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 4 of the Notes to the Financial Statements for additional information on DAC.

Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
The methodologies, assumptions and inputs utilized are described in Note 8 of the Notes to the Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of fixed maturity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 6 of the Notes to the Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 6 of the Notes to the Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) current or future changes in the fair value of our assets and liabilities; and (ii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in other comprehensive income, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to the Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.

Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contractholder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
We ceded all the risk associated with variable annuity guaranteed minimum benefits described in the preceding paragraphs. Because settlement provisions within reinsurance agreements can differ with settlement provisions in directly written guarantees, ceded guarantees can be accounted for as embedded derivatives even when the reinsured guarantees are not accounted for as embedded derivatives on a direct basis. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. However, because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of Brighthouse NY as compared to MetLife, Inc. After the planned separation, the credit spread underlying the nonperformance risk adjustment will be based on Brighthouse’s creditworthiness instead of that of MetLife. This may impact the valuation of our embedded derivatives and therefore net income (loss) in the period of the change. A similar nonperformance risk adjustment is made to the ceded reinsurance asset.
See Note 7 of the Notes to the Financial Statements for additional information on our derivatives and hedging programs.
Income Taxes
We provide for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets, particularly those arising from tax credit carryforwards, when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The realization of deferred tax assets related to tax credit carryforwards depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in projecting future taxable income to determine whether or not valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Financial Statements for additional information relating to our determination of such valuation allowances.

We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the financial statements in the year these changes occur.
See Notes 1 and 11 of the Notes to the Financial Statements for additional information on our income taxes.
Litigation Contingencies
From time to time, we are a party to a number of legal actions and are involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our financial statements.
See Note 12 of the Notes to the Financial Statements for additional information regarding our assessment of litigation contingencies.
Results of Operations
Consolidated Results
Business Overview. Annuity sales decreased 9% for the year ended December 31, 2016, compared to 2015. This decrease resulted primarily from the discontinuance of our GMIB riders, partially offset by higher sales of the newest variable annuity guaranteed minimum withdrawal benefits product. We did not issue new term life products during the years ended December 31, 2016 and 2015.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances declined for the year ended December 31, 2016, compared to 2015, due to negative flows, as lapses exceeded new sales and deposits. While market performance was positive in 2016, the timing of a significant market decline in the third quarter of 2015 resulted in lower average balances in 2016, compared to 2015. In 2016, we experienced positive net flows in the general account.

	Years Ended December 31,
	2016	2015
	(In thousands)
Revenues
Premiums	$50,739	$71,872
Universal life and investment-type product policy fees	103,000	110,905
Net investment income	57,780	52,944
Other revenues	29,192	(9,465)
Net investment gains (losses)	(3,737)	4,399
Net derivative gains (losses)	67,726	65,000
Total revenues	304,700	295,655
Expenses
Policyholder benefits and claims	51,980	49,400
Interest credited to policyholder account balances	39,914	52,133
Capitalization of DAC	(4,976)	(4,768)
Amortization of DAC and VOBA	23,217	103,826
Other expenses	62,003	69,981
Total expenses	172,138	270,572
Income (loss) before provision for income tax	132,562	25,083
Provision for income tax expense (benefit)	42,152	1,988
Net income (loss)	$90,410	$23,095

The table below shows the components of net income (loss), in addition to operating earnings, for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
	(In thousands)
Guaranteed minimum living benefits	$31,465	$47,168
Amortization of DAC and VOBA	386	556
Other derivative instruments	1,368	1,070
Net investment gains (losses)	(3,737)	4,399
Other adjustments	(1)	188
Operating earnings before provision for income tax	103,081	(28,298)
Income (loss) before provision for income tax	132,562	25,083
Provision for income tax expense (benefit)	42,152	1,988
Net income (loss)	$90,410	$23,095
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Income (loss) before provision for income tax increased $107.5 million ($67.3 million, net of income tax), as higher operating earnings were partially offset by unfavorable results from GMLBs and an unfavorable change in net investment gains (losses).
Guaranteed Minimum Living Benefits. We directly issue variable annuity products with GMLBs. All of the economic risk associated with these GMLBs is ceded to Brighthouse Insurance and MLIC. However, certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a minimal corresponding offset in the value of the directly written GMLBs. See “— Summary of Critical Accounting Estimates — Derivatives.”
An unfavorable change in the net impact from the direct and ceded GMLBs, including the DAC offset, decreased income (loss) before provision for income tax by $15.7 million ($10.2 million, net of income tax). This unfavorable change was primarily due to the decrease in estimated fair value of the ceded reinsurance receivable from the impact of higher interest rates and the increase in equity markets. This market driven change was partially offset by changes in policyholder behavior assumptions as part of the 2016 annual variable annuity actuarial assumption review (“2016 Assumption Review”). This overall decrease from GMLBs, including a $26.6 million ($17.3 million, net of income tax) favorable net impact of the 2016 Assumption Review compared to 2015, was recognized primarily as follows:

•
a decrease of $11.2 million ($7.3 million, net of income tax) from higher insurance-related liabilities recognized in policyholder benefits and claims, of which $9.1 million ($5.9 million, net of income tax) resulted from the net impact of the 2016 Assumption Review compared to 2015; and

•
a decrease of $7.1 million ($4.6 million, net of income tax) from higher DAC amortization, of which $18.7 million ($12.2 million, net of income tax) resulted from the net impact of the 2016 Assumption Review compared to 2015; partially offset by

•
an increase of $2.4 million ($1.5 million, net of income tax) in net derivative gains (losses), of which $54.4 million ($35.4 million, net of income tax) resulted from the net impact of the 2016 Assumption Review compared to 2015, partially offset by the impact of higher interest rates on the ceded reinsurance in 2016.

For more information on the changes related to the 2016 Assumption Review see “— Summary of Critical Accounting Estimates — Derivatives — Embedded Derivatives.”
Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. The market impacts on the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impact on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Favorable changes in the fair value of our foreign currency swaps increased income (loss) before provision for income tax by $298 thousand ($194 thousand, net of income tax) as the U.S. dollar strengthened relative to other key currencies.

Net Investment Gains (Losses). An unfavorable change in net investment gains (losses) decreased income (loss) before provision for income tax by $8.1 million ($5.3 million, net of income tax), primarily due to net losses from sales of fixed maturity securities during the year ended December 31, 2016 compared to net gains in 2015, impairments on fixed maturity securities recognized in 2016, and losses on mortgage loans due to changes in the valuation allowance in 2016.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2016 was $42.2 million, or 32% of income (loss) before provision for income tax, compared to $2.0 million, or 8% of income (loss) before provision for income tax, for the year ended December 31, 2015. Our effective tax rate in each year differs from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions; however, the effective tax rate varied significantly, when expressed as a percentage, primarily due to the increase in income (loss) before provision for income tax for the year ended December 31, 2016, compared to 2015.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax increased $131.4 million ($82.9 million, net of income tax) for the year ended December 31, 2016, compared to 2015. Operating earnings is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings

	Years Ended December 31,
	2016	2015
	(In thousands)
Net income (loss)	$90,410	$23,095
Add: Provision for income tax expense (benefit)	42,152	1,988
Net income (loss) before provision for income tax	132,562	25,083
Less: Guaranteed minimum living benefits	31,465	47,168
Less: Amortization of DAC and VOBA	386	556
Less: Other derivative instruments	1,368	1,070
Less: Net investment gains (losses)	(3,737)	4,399
Less: Other adjustments	(1)	188
Operating earnings before provision for income tax	103,081	(28,298)
Less: Provision for income tax expense (benefit)	31,834	(16,695)
Operating earnings	$71,247	$(11,603)
Consolidated Results - Operating

	Years Ended December 31,
	2016	2015
	(In thousands)
Fee income	$184,220	$146,915
Net investment spread	26,624	26,131
Insurance-related activities	(51,728)	(49,272)
Amortization of DAC and VOBA	992	(86,859)
Other expenses, net of DAC capitalization	(57,027)	(65,213)
Operating earnings before provision for income tax	103,081	(28,298)
Provisions for income tax expense (benefit)	31,834	(16,695)
Operating earnings	$71,247	$(11,603)
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise noted, all amounts in the following discussion are net of income tax.

Overview. The $82.9 million increase in operating earnings was driven primarily by lower amortization of DAC and VOBA and higher fee income.
Fee Income. Higher fee income increased operating earnings by $24.2 million, primarily due to a gain of $25.9 million recognized on the recapture of an affiliated traditional life reinsurance agreement and a gain of $7.0 million recognized on the recapture from an affiliate of a reinsurance agreement for certain single premium deferred annuity contracts (“SPDA Recapture”). These reinsurance recapture gains were partially offset by lower asset-based fees earned from the lower average separate account balances and lower amortization of the deferred ceding commission related to certain reinsurance agreements with an affiliate of MetLife entered into in 2014, which was recognized in policyholder benefits and claims.
Net Investment Spread. Higher net investment spread increased operating earnings by $320 thousand, primarily due to a higher average invested asset base from the SPDA Recapture as well as positive general account net flows, partially offset by lower yields on reinvestments in fixed maturity securities compared to the portfolio average yield.
Insurance-Related Activities. Insurance-related activities decreased operating earnings by $1.6 million, primarily due to lower premiums as a result of the recapture of an affiliated traditional life insurance reinsurance agreement, partially offset by an increase in the value of the reinsurance deposit related to certain agreements with an affiliate of MetLife entered into in 2014 from favorable returns on the underlying ceded separate accounts, which was recognized in other revenue.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $57.1 million, primarily from the impacts of accelerated amortization recorded in 2015 in connection with the periodic loss recognition testing in our term life business, as well as the impacts recognized in 2016 from the SPDA Recapture.
Other Expenses, Net of DAC Capitalization. Lower expenses increased operating earnings by $5.3 million, primarily due to a reduction in the renewal commission rate on a certain block of deferred annuities, lower asset-based commissions as a result of the lower separate account balances and lower employee-related costs due to a decrease in annuity wholesaler headcount, partially offset by higher software amortization as newly completed projects were placed in service in 2016.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2016 was $31.8 million, or 31% of operating earnings before provision for income tax, compared to an income tax benefit of $16.7 million, or 59% of operating earnings before income tax, for the year ended December 31, 2015. Our effective tax rate in each year differs from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions; however, the effective tax rate varied significantly, when expressed as a percentage, primarily due to the increase in operating earnings before provision for income tax for the year ended December 31, 2016, compared to 2015.
Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
Off-Balance Sheet Arrangements
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $0 and $560 thousand at December 31, 2016 and 2015, respectively. See “— Liquidity and Capital Resources — Liquidity” and Note 7 of the Notes to the Financial Statements -for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 12 of the Notes to the Financial Statements.

Other
Additionally, we enter into mortgage loan commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Financial Statements- for information on the investment income, investment expense, gains and losses from such investments. See also “Mortgage Loans” in Note 6 of the Notes to the Financial Statements- for information on our investments in mortgage loans.
Other than the commitments disclosed in Note 12 of the Notes to the Financial Statements-, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans.
Liquidity and Capital Resources
Overview
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.
Historically, the Company could benefit from availability under an unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, an affiliate, as a potential source of liquidity. In connection with the planned separation, Brighthouse has entered into a $3.0 billion three-year unsecured delayed draw term loan agreement and a $2.0 billion five-year senior unsecured revolving credit facility (collectively the “Brighthouse Credit Facilities”). In the future, Brighthouse may also establish an internal affiliated liquidity facility to provide liquidity within and across the combined group of Brighthouse companies. The Brighthouse Credit Facilities coupled with the potential internal affiliated liquidity facility will be a potential source of liquidity and capital to the Company.
Liquidity
Liquidity Management
Based upon our capitalization, expectations regarding maintaining our ratings, business mix and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
Sources and Uses of Liquidity and Capital
The principal cash inflows from operating activities come from insurance premiums, net investment income and annuity considerations, while the principal cash outflows from operating activities are a result of life insurance and annuity products and operating expenses, as well as income tax. We typically have a net cash outflow from investment activities because cash inflows from operating activities are reinvested in accordance with our asset and liability management discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal financing cash flows come from deposits and withdrawals on policyholder account balances and changes in collateral related to derivative activities.
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of short-term liquidity and level of liquid assets. Short-term liquidity was $9.6 million and $24.5 million at December 31, 2016 and 2015, respectively. Liquid assets were $1,552.2 million and $920.8 million at December 31, 2016 and 2015, respectively.
Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include those in connection with derivatives and cash and investments on deposit with regulatory agencies.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products and annuity products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2016 and 2015, general account surrenders and withdrawals from annuity products were $101.5 million and $90.2 million, respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2016 and 2015, we had received pledged cash collateral of $8.9 million and $3.3 million, respectively. At December 31, 2016 and 2015, we had pledged no cash collateral. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2016. See Note 7 of the Notes to the Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Affiliated Reinsurance Transactions
The Company has historically ceded risk through reinsurance agreements with certain MetLife subsidiaries, including MLIC, Brighthouse Insurance and MRV.
In connection with the Restructuring, the Company recaptured reinsurance agreements with MLIC and MRV. In addition, in January 2017, the Company novated a reinsurance agreement covering certain variable annuity business between the Company and MLIC. After the novation, that reinsurance agreement was reassigned to Brighthouse Insurance.
MetLife formed certain affiliated reinsurance companies to efficiently manage its capital and risk exposures. One such reinsurer, MRV, supported the operations of the Company. The Company ceded certain term life insurance policies issued from 2004 to 2009 to MRV. This reinsurance agreement was recaptured in December 2016. The statutory reserves of MRV were supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. The Company entered into a reinsurance agreement with MRV for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to term life insurance policies. See Note 5 of the Notes to the Financial Statements.
Historically, MetLife, Inc. has committed to maintain the surplus of MRV, as well as provided a guarantee of MRV’s repayment obligations on the letters of credit.
The National Association of Insurance Commissioners continues to review use of affiliated reinsurance companies. The NYDFS continues to have a moratorium on new reserve financing transactions involving affiliated reinsurance companies. We will consider obtaining reinsurance from other sources, as necessary, for capital requirement purposes when the economic impact of such arrangements makes it appropriate to do so.
Support Agreement
Historically, MetLife, Inc. has had a net worth maintenance agreement with the Company. Under this agreement, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause the Company to have capital and surplus of $10.0 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the planned separation, this support agreement will be terminated.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Financial Statements

Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
(i)	operating earnings	(i)	net income (loss)
See “— Results of Operations” for a reconciliation of this measure to the most directly comparable historical GAAP measures. A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Operating earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating revenues:

•	Net investment gains (losses);

•	Net derivative gains (losses) except: earned income on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment;

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are excluded from total expenses in calculating operating expenses:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”); and market value adjustments associated with surrenders or terminations of contracts(“Market Value Adjustments”);

•	Amounts related to: (i) net investment gains (losses) and net derivative gains (losses), and (ii) GMIB Fees and GMIB Costs included in amortization of DAC and VOBA.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.

Further, the table below illustrates how each component of operating earnings is calculated from the GAAP statement of operations line items:

Component of Operating Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB fees) plus Other revenues (excluding other revenues related to affiliated reinsurance) and amortization of deferred gain on reinsurance;

(ii)	Net investment spread	(ii)
Net investment income plus investment hedge adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits;

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB costs, (b) pass through and market adjustments, (c) interest on future policy benefits, and (d) amortization of deferred gain on reinsurance plus the pass through of performance of ceded separate accounts;

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB fees, (d) GMIB costs, and (e) market value adjustments);
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC;
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Italicized items indicate GAAP statement of operations line items.
The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “— Forward-Looking Statements and Other Financial Information — Operating Earnings.”

Subsequent Events
See Note 14 of the Notes to the Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We are implementing an integrated process for managing risk exposures, which is coordinated among Brighthouse’s Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet and Financial Risk Committee (“BSFRC”). The BSFRC, with a mandate from the Brighthouse NY Board of Directors, will be responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informing the Board of Directors, considering possible courses of action, and determining how best to resolve or mitigate such risks. In taking such actions, the BSFRC will consider industry best practices and the current economic environment. The BSFRC will also review and approve target investment portfolios in order to align them with our liability profile, and will establish guidelines and limits for various risk taking departments, such as the Investment Department. The membership of the BSFRC will include the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Chief Investment Officer. Prior to the distribution, MetLife’s Enterprise Risk Committee, through the activities of MetLife’s GRM Department, will continue to oversee Brighthouse NY’s risk management strategies and activities. Brighthouse’s Treasury Department will be responsible for coordinating our ALM strategies throughout the enterprise.

Our significant market risk management practices include, but are not limited to, the following:
Interest rate risk management: To manage interest rate risk, we employ product design, pricing and ALM strategies to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. The Brighthouse ALM strategies include the use of derivatives and duration mismatch limits.
We analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. State insurance department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, fixed maturity securities and mortgage loan prepayments and defaults.
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of asset and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees and how indeterminate policy elements such as interest credits or dividends are set. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio.
Equity market and foreign currency exchange rate risk management: We employ reinsurance strategies to manage equity exposures. Key management objectives include limiting losses, minimizing exposures to significant risks, and providing additional capital capacity for future growth. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk - Fair Value Exposures
We regularly analyze our exposure to interest rate, equity market and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, equity markets and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity markets and foreign currency exchange rates. We may have additional financial impacts, in addition to changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our holdings of fixed maturity securities and mortgage loans, as well as our interest rate sensitive liabilities. Our fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities, while mortgage loans include commercial, agricultural and residential loans, all of which are mainly exposed to changes in medium- and long-term interest rates. Our interest rate sensitive liabilities include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period.”
Equity Market
We have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances.
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound.

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2016. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

•
the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currency or decrease in the value of the U.S. dollar compared to the foreign currency) in foreign currency exchange rates.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $634.3 million of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets;

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes real estate holdings and limited partnership interests; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on the fair value of the financial instruments and our analysis of the impact of a 10% change (increase or decrease) in market rates and prices, we have determined that interest rate, equity market and foreign currency exchange rate exposures are material.
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2016
(In thousands)
Interest rate risk (1)	$56,073
Equity market risk (1)	$23,630
Foreign currency exchange rate risk (1)	$1,099
______________
(1) The risk sensitivities derived used a 10% increase to interest rates, a 10% increase in equity prices and a 10% weakening of the U.S. dollar against foreign currencies.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in yield curve by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In thousands)
Assets
Fixed maturity securities		$1,878,514	$(37,674)
Mortgage loans		$404,079	(4,544)
Short-term investments		$—	—
Cash and cash equivalents		$18,583	—
Accrued investment income		$16,626	—
Premiums, reinsurance and other receivables		$32,367	(280)
Embedded derivatives within asset host contracts (2)		$379,297	(41,293)
Total assets			$(83,791)
Liabilities (3)
Policyholder account balances		$1,283,338	$14,881
Payables for collateral under securities loaned and other transactions		$8,942	—
Embedded derivatives within liability host contracts (2)		$(23,740)	13,870
Total liabilities			$28,751
Derivative Instruments	$47,993	$8,656	$(1,033)
Net Change			$(56,073)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes $634.3 million of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets.

Sensitivity to rising interest rates increased by $7 million, or 14%, to $56 million at December 31, 2016 from $50 million at December 31, 2015. This change was primarily a result of increased rates, since the sensitivity is calculated based on a 10% increase in the yield curve. This increase was partially offset by a decrease from reinsurance activity.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity market price by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In thousands)
Assets
Embedded derivatives within asset host contracts (2)		$379,297	$(45,820)
Total assets			$(45,820)
Liabilities
Policyholder account balances		$1,283,338	$—
Embedded derivatives within liability host contracts (2)		$(23,740)	22,190
Total liabilities			$22,190
Derivative Instruments	$47,993	$8,656	$—
Net Change			$(23,630)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity market price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.
Sensitivity to equity prices increased by $2 million, or 9%, to $24 million at December 31, 2016 from $22 million at December 31, 2015. This increase was primarily due to net embedded derivatives.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In thousands)
Assets
Fixed maturity securities		$1,878,514	$3,728
Mortgage loans		$404,079	585
Total assets			$4,313
Liabilities
Policyholder account balances		$1,283,338	$—
Total liabilities			$—
Derivative Instruments	$47,993	$8,656	$(5,412)
Net Change			$(1,099)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.

Sensitivity to foreign currency exchange rates decreased by $0.1 million, to $1.1 million at December 31, 2016 from $1.2 million at December 31, 2015. This decrease was primarily due to lower sensitivity of derivative hedges, partially offset by higher currency risk of foreign denominated assets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Brighthouse Life Insurance Company of NY:

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company” and formerly, First MetLife Investors Insurance Company) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to the Financial Statements, Notes and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Brighthouse Life Insurance Company of NY as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 24, 2017

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Balance Sheets
December 31, 2016 and 2015
(In thousands, except share and per share data)

	2016	2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,870,654 and $1,081,183, respectively)	$1,878,514	$1,087,215
Mortgage loans (net of valuation allowances of $1,775 and $640, respectively)	406,085	141,278
Short-term investments, principally at estimated fair value	—	18,484
Other invested assets, at estimated fair value	8,656	4,981
Total investments	2,293,255	1,251,958
Cash and cash equivalents, principally at estimated fair value	18,583	9,310
Accrued investment income	16,626	9,316
Premiums, reinsurance and other receivables	354,939	1,539,801
Deferred policy acquisition costs and value of business acquired	85,173	107,514
Current income tax recoverable	57,736	2,801
Other assets	48,285	62,937
Separate account assets	4,758,449	4,792,140
Total assets	$7,633,046	$7,775,777
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$627,007	$548,208
Policyholder account balances	1,202,350	1,248,493
Other policy-related balances	7,285	8,560
Payables for collateral under derivative transactions	8,942	3,300
Deferred income tax liability	219,839	121,117
Other liabilities	112,441	446,637
Separate account liabilities	4,758,449	4,792,140
Total liabilities	6,936,313	7,168,455
Contingencies, Commitments and Guarantees (Note 12)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	340,931	340,931
Retained earnings	349,395	258,985
Accumulated other comprehensive income (loss)	4,407	5,406
Total stockholder's equity	696,733	607,322
Total liabilities and stockholder's equity	$7,633,046	$7,775,777
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Revenues
Premiums	$50,739	$71,872	$81,482
Universal life and investment-type product policy fees	103,000	110,905	104,544
Net investment income	57,780	52,944	41,053
Other revenues	29,192	(9,465)	47,305
Net investment gains (losses)	(3,737)	4,399	552
Net derivative gains (losses)	67,726	65,000	127,162
Total revenues	304,700	295,655	402,098
Expenses
Policyholder benefits and claims	51,980	49,400	76,905
Interest credited to policyholder account balances	39,914	52,133	54,136
Amortization of deferred policy acquisition costs and value of business acquired	23,217	103,826	68,771
Other expenses	57,027	65,213	79,567
Total expenses	172,138	270,572	279,379
Income (loss) before provision for income tax	132,562	25,083	122,719
Provision for income tax expense (benefit)	42,152	1,988	36,270
Net income (loss)	$90,410	$23,095	$86,449
See accompanying notes to the financial statements

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net income (loss)	$90,410	$23,095	$86,449
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(3,066)	(55,353)	44,913
Unrealized gains (losses) on derivatives	1,529	2,760	1,278
Other comprehensive income (loss), before income tax	(1,537)	(52,593)	46,191
Income tax (expense) benefit related to items of other comprehensive income (loss)	538	18,408	(16,167)
Other comprehensive income (loss), net of income tax	(999)	(34,185)	30,024
Comprehensive income (loss)	$89,411	$(11,090)	$116,473
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2013	$2,000	$340,919	$149,441	$9,567	$501,927
Capital contribution		12			12
Net income (loss)			86,449		86,449
Other comprehensive income (loss), net of income tax				30,024	30,024
Balance at December 31, 2014	2,000	340,931	235,890	39,591	618,412
Net income (loss)			23,095		23,095
Other comprehensive income (loss), net of income tax				(34,185)	(34,185)
Balance at December 31, 2015	2,000	340,931	258,985	5,406	607,322
Net income (loss)			90,410		90,410
Other comprehensive income (loss), net of income tax				(999)	(999)
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$90,410	$23,095	$86,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	3,534	1,408	1,571
Amortization of premiums and accretion of discounts associated with investments, net	(828)	(1,918)	(852)
(Gains) losses on investments, net	3,737	(4,399)	(552)
(Gains) losses on derivatives, net	(44,031)	(41,794)	(130,598)
Interest credited to policyholder account balances	39,914	52,133	54,136
Universal life and investment-type product policy fees	(103,000)	(110,905)	(104,544)
Change in accrued investment income	(404)	(1,048)	(1,664)
Change in premiums, reinsurance and other receivables	433,724	2,601	(29,111)
Change in deferred policy acquisition costs and value of business acquired, net	18,241	99,059	48,461
Change in income tax	44,325	(78,460)	78,307
Change in other assets	103,403	102,648	117,079
Change in future policy benefits and other policy-related balances	77,708	68,764	75,237
Change in other liabilities	(334,195)	12,764	291,365
Net cash provided by (used in) operating activities	332,538	123,948	485,284
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	140,236	364,194	340,571
Mortgage loans	42,446	23,593	5,371
Purchases of:
Fixed maturity securities	(379,993)	(372,108)	(726,115)
Mortgage loans	(44,325)	(45,240)	(10,050)
Cash received in connection with freestanding derivatives	54	786	—
Cash paid in connection with freestanding derivatives	(25)	(822)	(4)
Net change in short-term investments	18,487	(6,380)	8,018
Net change in other invested assets	2	414	(12)
Other, net	183	—	—
Net cash provided by (used in) investing activities	(222,935)	(35,563)	(382,221)
Cash flows from financing activities
Policyholder account balances:
Deposits	50,745	56,728	38,453
Withdrawals	(156,717)	(146,131)	(135,867)
Net change in payables for collateral under derivative transactions	5,642	3,300	—
Net cash provided by (used in) financing activities	(100,330)	(86,103)	(97,414)
Change in cash and cash equivalents	9,273	2,282	5,649
Cash and cash equivalents, beginning of year	9,310	7,028	1,379
Cash and cash equivalents, end of year	$18,583	$9,310	$7,028
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$(1,314)	$80,448	$(40,683)
Non-cash transactions:
Capital contribution	$—	$—	$12
Transfer of fixed maturity securities from affiliates	$552,113	$—	$—
Transfer of mortgage loans from affiliates	$266,557	$—	$—
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse NY” and the “Company” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
The Company is organized into two segments: Annuities and Life.
In January 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its U.S. retail business (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that following the planned Separation, the separated business will be rebranded as Brighthouse Financial. On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife intends to include the Company and certain affiliates in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. Effective March 6, 2017, and in connection with the planned Separation, the company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY.
The ultimate form and timing of the planned Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The planned Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.
The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees on the statements of operations.
Reclassifications
Certain amounts in the prior years’ financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	3
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	4
Reinsurance	5
Investments	6
Derivatives	7
Fair Value	8
Income Tax	11
Litigation Contingencies	12
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, policy renewal, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and locked in and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality and interest rates are locked in upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.
The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.
Policyholder account balances relate to contracts or contract features where the Company has no significant insurance risk.
The Company issues directly, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).
Guarantees accounted for as embedded derivatives in policyholder account balances include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities and premiums received in advance.
The liability for policy and contract claims generally relates to incurred but not reported death claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The unearned revenue liability relates to investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits, similar to deferred policy acquisition costs (“DAC”) as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.
The Company accounts for the prepayment of premiums on its individual life contracts as premiums received in advance and applies the cash received to premiums when due.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life and annuity contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

•	incremental direct costs of contract acquisition, such as commissions;

•
the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed; and

•	other essential direct costs that would not have been incurred had a policy not been acquired or renewed.
All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.
DAC and VOBA are amortized as follows:

Products:	In proportion to the following over estimated lives of the contracts:
• Nonparticipating and non-dividend-paying traditional contracts (term insurance)	Actual and expected future gross premiums.
• Fixed and variable deferred annuity contracts	Actual and expected future gross profits.
See Note 4 for additional information on DAC and VOBA amortization.
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset.
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA to determine whether the asset is impaired.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid, and the liabilities ceded related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid on the reinsurance of in-force blocks, as well as amounts paid related to new business, are recorded as ceded premiums and ceded premiums, reinsurance and other receivables are established.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio.
Premiums, fees and policyholder benefits and claims are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity Securities
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. (See Note 6 “Investments — Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Securities”). The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates. Dividends on equity securities are recognized when declared.
The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 6 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
Mortgage Loans
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and agricultural. The accounting policies that are applicable to both portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 6.
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Short-term Investments
Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.
Other Invested Assets
Other invested assets consist of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses).
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company sells variable annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of assets and liabilities.
Income Tax
The Company joins with MetLife and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes, e.g., net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife the federal income tax which it would have paid based upon that year’s taxable income. If the Company has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by the Company when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if the Company would not have realized the attributes on a stand-alone basis under a “wait and see” method.
The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdiction;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, the effect of changes in tax laws, tax regulations, or interpretations of such laws or regulations, is recognized in net income tax expense (benefit) in the period of change.
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded on the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Litigation Contingencies
The Company may be a party to legal actions or regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact, if any, on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
Other Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.
Computer Software
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $12.4 million at both December 31, 2016 and 2015. Accumulated amortization of capitalized software was $5.9 million and $3.8 million at December 31, 2016 and 2015, respectively. Related amortization expense was $2.2 million, $13 thousand and $212 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, fee income on financial reinsurance agreements. Such fees are recognized in the period in which services are performed.
Employee Benefit Plans
Through December 31, 2016, Metropolitan Life Insurance Company (“MLIC”) provided and the Company contributed to defined benefit pension and postemployment plans for its employees and retirees. MLIC also provides and the Company contributes to a postretirement medical and life insurance benefit plan for certain retired employees. The Company accounts for these plans as multiemployer benefit plans and as a result the assets, obligations and other comprehensive gains and losses of these benefit plans are not included in the balance sheet. Within its statement of operations, the Company has included expense associated with its participants in these plans. These plans also include participants from other affiliates of MLIC. The Company’s participation in these plans ceased December 31, 2016.
Defined Contribution Plans
Through December 31, 2016, MLIC provides and the Company contributes to a defined contribution plan sponsored by MLIC for substantially all employees under which a portion of employee contributions are matched. The Company’s participation in this plan ceased on December 31, 2016.
Foreign Currency
Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.
Adoption of New Accounting Pronouncements
Effective January 1, 2016, the Company adopted guidance relating to short-duration contracts. The adoption did not have an impact on the financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. Amounts related to VIEs, as of December 31, 2016, disclosed in Note 6 reflect the application of the new guidance.
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the financial statements upon adoption.
Future Adoption of New Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on derecognition of nonfinancial assets (Accounting Standards Update (“ASU”) 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its financial statements.
In January 2017, the FASB issued new guidance on business combinations (ASU 2017- 01, Business Combinations (Topic 805): Clarifying the Definition of a Business). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted as specified in the guidance. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The Company is currently evaluating the impact of this guidance on its financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The Company is currently evaluating the impact of this guidance on its financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In October 2016, the FASB issued new guidance on consolidation evaluation for entities under common control (ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company is currently evaluating the impact of this guidance on its financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted in the first interim or annual reporting period. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company is currently evaluating the impact of this guidance on its financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is currently evaluating the impact of this guidance on its financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its financial statements.
In January 2016, the FASB issued new guidance ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as AFS and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its financial statements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the statements of operations.
2. Segment Information
The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
Annuities
The Annuities segment offers a variety of variable, fixed and income annuities designed to address contractholders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment previously offered insurance products and services, including term and universal life, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, ancillary U.S. term life business sold direct to consumer and expenses associated with income tax audit issues.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
The following are excluded from total revenues in calculating operating revenues:

•	Net investment gains (losses);

•	Net derivative gains (losses) except earned income on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are excluded from total expenses in calculating operating expenses:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts; and

•
Amounts related to: (i) net investment gains (losses) and net derivative gains (losses) and (ii) GMIB Fees and GMIB Costs included in amortization of deferred policy acquisition costs and value of business acquired.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
2. Segment Information (continued)

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2016, 2015 and 2014 and at December 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a MetLife developed risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. As such, the internal capital allocation methodology in the future may differ from MetLife’s historical model.
The Company allocates equity to the segments based on the internal capital model, coupled with considerations of local capital requirements, and aligns with emerging standards and consistent risk principles.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s net investment income or net income (loss).
Net investment income is based upon the actual results within a specifically identifiable investment portfolio and is allocated to segments at a rate based upon each product’s net GAAP liability, adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee time incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$52,855	$40,561	$9,665	$103,081
Provision for income tax expense (benefit)	14,623	14,197	3,014	31,834
Operating earnings	$38,232	$26,364	$6,651	71,247
Adjustments for:
Net investment gains (losses)				(3,737)
Net derivative gains (losses)				67,726
Other adjustments to net income				(34,508)
Provision for income tax (expense) benefit				(10,318)
Net income (loss)				$90,410

Inter-segment revenues	$70	$(3,791)	$(1,555)
Interest revenue	$27,747	$17,108	$13,204

At December 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$6,708,803	$342,592	$581,651	$7,633,046
Separate account assets	$4,758,449	$—	$—	$4,758,449
Separate account liabilities	$4,758,449	$—	$—	$4,758,449

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2015	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$20,794	$(60,934)	$11,842	$(28,298)
Provision for income tax expense (benefit)	1,139	(21,327)	3,493	(16,695)
Operating earnings	$19,655	$(39,607)	$8,349	(11,603)
Adjustments for:
Net investment gains (losses)				4,399
Net derivative gains (losses)				65,000
Other adjustments to net income				(16,018)
Provision for income tax (expense) benefit				(18,683)
Net income (loss)				$23,095

Inter-segment revenues	$1,505	$(36,366)	$(1,371)
Interest revenue	$23,210	$15,432	$14,516

At December 31, 2015	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$6,675,617	$607,090	$493,070	$7,775,777
Separate account assets	$4,792,140	$—	$—	$4,792,140
Separate account liabilities	$4,792,140	$—	$—	$4,792,140

	Operating Results
Year Ended December 31, 2014	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$22,539	$(7,980)	$9,352	$23,911
Provision for income tax expense (benefit)	8,239	(2,493)	(4,059)	1,687
Operating earnings	$14,300	$(5,487)	$13,411	22,224
Adjustments for:
Net investment gains (losses)				552
Net derivative gains (losses)				127,162
Other adjustments to net income				(28,906)
Provision for income tax (expense) benefit				(34,583)
Net income (loss)				$86,449

Inter-segment revenues	$53,368	$(38,850)	$(1,221)
Interest revenue	$12,801	$14,032	$14,388

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
2. Segment Information (continued)

Reconciliation of Company operating revenues to total revenues:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Annuities	$125,308	$139,102	$188,831
Life	86,089	56,322	59,092
Total segment	211,397	195,424	247,923
Corporate & Other	15,135	16,771	17,128
Net investment gains (losses)	(3,737)	4,399	552
Net derivative gains (losses)	67,726	65,000	127,162
Other adjustments	14,179	14,061	9,333
Total	$304,700	$295,655	$402,098
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Annuity products	$112,018	$130,167	$185,531
Life insurance products	70,913	43,145	47,800
Total	$182,931	$173,312	$233,331
All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In thousands)
Annuities	$1,504,773	$1,503,640
Life	322,319	294,888
Corporate & Other	9,550	6,733
Total	$1,836,642	$1,805,261
See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
3. Insurance (continued)

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 5%.

Traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 3% to 6%.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; and (ii) credited interest, ranging from 1% to 7%, less expenses, mortality charges and withdrawals.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
3. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7. Guarantees accounted for as insurance liabilities include:

Guarantee:				Measurement Assumptions:
GMDBs	●	A return of purchase payment upon death even if the account value is reduced to zero.	●
Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	●	An enhanced death benefit may be available for an additional fee.	●	Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
●
Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index.

			●	Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs	●
After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.
●
Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

	●	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	●	Assumptions are consistent with those used for estimating GMDB liabilities.
			●	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.
GMWBs	●	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	●	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	●	Certain contracts include guaranteed withdrawals that are life contingent.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity contracts was as follows:

	Annuity Contracts
	GMDBs	GMIBs	Total
	(In thousands)
Direct
Balance at January 1, 2014	$4,775	$77,511	$82,286
Incurred guaranteed benefits	2,397	19,215	21,612
Paid guaranteed benefits	(20)	—	(20)
Balance at December 31, 2014	7,152	96,726	103,878
Incurred guaranteed benefits	1,175	20,004	21,179
Paid guaranteed benefits	(238)	—	(238)
Balance at December 31, 2015	8,089	116,730	124,819
Incurred guaranteed benefits	2,272	32,338	34,610
Paid guaranteed benefits	(560)	1	(559)
Balance at December 31, 2016	$9,801	$149,069	$158,870
Ceded
Balance at January 1, 2014	$4,775	$26,526	$31,301
Incurred guaranteed benefits	2,397	5,961	8,358
Paid guaranteed benefits	(20)	—	(20)
Balance at December 31, 2014	7,152	32,487	39,639
Incurred guaranteed benefits	1,664	7,433	9,097
Paid guaranteed benefits	(238)	—	(238)
Balance at December 31, 2015	8,578	39,920	48,498
Incurred guaranteed benefits	2,215	11,570	13,785
Paid guaranteed benefits	(560)	—	(560)
Balance at December 31, 2016	$10,233	$51,490	$61,723
Net
Balance at January 1, 2014	$—	$50,985	$50,985
Incurred guaranteed benefits	—	13,254	13,254
Paid guaranteed benefits	—	—	—
Balance at December 31, 2014	—	64,239	64,239
Incurred guaranteed benefits	(489)	12,571	12,082
Paid guaranteed benefits	—	—	—
Balance at December 31, 2015	(489)	76,810	76,321
Incurred guaranteed benefits	57	20,768	20,825
Paid guaranteed benefits	—	1	1
Balance at December 31, 2016	$(432)	$97,579	$97,147

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2016				2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,763,943		$3,969,485		$4,795,645		$4,030,025
Separate account value	$4,753,638		$3,968,482		$4,787,624		$4,027,392
Net amount at risk	$36,827	(4)	$209,926	(5)	$127,244	(4)	$152,482	(5)
Average attained age of contractholders	66 years		65 years		65 years		65 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the NARs presented reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 for a discussion of GMxBs which have been reinsured.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2016	2015
	(In thousands)
Fund Groupings:
Balanced	$2,945,952	$2,967,098
Equity	1,403,276	1,453,921
Bond	359,993	316,704
Money Market	49,228	51,416
Total	$4,758,449	$4,789,139
Separate Accounts
Separate account assets and liabilities consist of pass-through separate accounts totaling $4.8 billion at both December 31, 2016 and 2015, for which the policyholder assumes all investment risk.
For each of the years ended December 31, 2016, 2015 and 2014, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)

4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (primarily term insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
Fixed and Variable Deferred Annuity Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to significantly impact the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.
Factors Impacting Amortization
Separate account rates of return on variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross profits. These assumptions primarily relate to investment returns, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC or VOBA is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
DAC
Balance at January 1,	$107,474	$204,321	$254,958
Capitalizations	4,976	4,768	14,009
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(12,163)	(16,372)	(20,279)
Other expenses	(11,155)	(87,443)	(48,467)
Total amortization (1)	(23,318)	(103,815)	(68,746)
Unrealized investment gains (losses)	(4,100)	2,200	(2,200)
Other	—	—	6,300
Balance at December 31,	85,032	107,474	204,321
VOBA
Balance at January 1,	40	51	76
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	—	5	—
Other expenses	101	(16)	(25)
Total amortization (1)	101	(11)	(25)
Balance at December 31,	141	40	51
Total DAC and VOBA
Balance at December 31,	$85,173	$107,514	$204,372
______________

(1)	See Note 5 for additional information on affiliated amortization of DAC and VOBA.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In thousands)
Annuities	$60,689	$80,686
Life	24,265	26,591
Corporate & Other	219	237
Total	$85,173	$107,514

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
DSI
Balance at January 1,	$37,114	$41,176	$50,425
Capitalization	350	452	542
Amortization	(7,017)	(5,014)	(9,191)
Unrealized investment gains (losses)	(800)	500	(600)
Balance at December 31,	$29,647	$37,114	$41,176
VODA
Balance at January 1,	$11,222	$12,616	$13,975
Amortization	(1,360)	(1,394)	(1,359)
Balance at December 31,	$9,862	$11,222	$12,616
Accumulated amortization	$9,652	$8,292	$6,898
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In thousands)
2017	$52	$1,283
2018	$46	$1,184
2019	$43	$1,073
2020	$—	$956
2021	$—	$841
5. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 6.
Annuities
For annuities, the Company currently reinsures to Brighthouse Life Insurance Company (“Brighthouse Insurance”) and MLIC, 100% of the GMxBs issued in connection with variable annuities. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
5. Reinsurance (continued)

Life
For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis to MLIC. The Company currently retains up to $100,000 per life and reinsures 100% of amounts in excess of the amount the Company retains. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Catastrophe Coverage
The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2016 and 2015, were not significant.
The Company has secured certain reinsurance recoverable balances with irrevocable letters of credit. The Company had $11.9 million and $11.4 million of unsecured unaffiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $11.9 million of net unaffiliated ceded reinsurance recoverables. Of this total, $10.5 million, or 88%, were with the Company’s five largest unaffiliated ceded reinsurers, all of which were unsecured. At December 31, 2015, the Company had $11.5 million of net unaffiliated ceded reinsurance recoverables. Of this total, $10.1 million, or 88%, were with the Company’s five largest unaffiliated ceded reinsurers, all of which were unsecured.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Premiums
Direct premiums	$109,733	$122,110	$133,129
Reinsurance ceded	(58,994)	(50,238)	(51,647)
Net premiums	$50,739	$71,872	$81,482
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$106,830	$114,850	$119,690
Reinsurance ceded	(3,830)	(3,945)	(15,146)
Net universal life and investment-type product policy fees	$103,000	$110,905	$104,544
Other revenues
Direct other revenues	$12,494	$12,754	$11,422
Reinsurance ceded	16,698	(22,219)	35,883
Net other revenues	$29,192	$(9,465)	$47,305
Policyholder benefits and claims
Direct policyholder benefits and claims	$128,420	$138,574	$129,663
Reinsurance ceded	(76,440)	(89,174)	(52,758)
Net policyholder benefits and claims	$51,980	$49,400	$76,905
Amortization of deferred policy acquisition costs and value of business acquired
Direct amortization of deferred policy acquisition costs and value of business acquired	$48,447	$104,028	$69,991
Reinsurance ceded	(25,230)	(202)	(1,220)
Net amortization of deferred policy acquisition costs and value of business acquired	$23,217	$103,826	$68,771
Other expenses
Direct other expenses	$56,905	$63,100	$77,209
Reinsurance ceded	122	2,113	2,358
Net other expenses	$57,027	$65,213	$79,567

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
5. Reinsurance (continued)

The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2016			2015
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$19,005	$335,934	$354,939	$13,487	$1,526,314	$1,539,801
Deferred policy acquisition costs and value of business acquired	89,538	(4,365)	85,173	134,005	(26,491)	107,514
Total assets	$108,543	$331,569	$440,112	$147,492	$1,499,823	$1,647,315
Liabilities
Other policy-related balances	$7,285	$—	$7,285	$9,583	$(1,023)	$8,560
Other liabilities	10,637	101,804	112,441	14,335	432,302	446,637
Total liabilities	$17,922	$101,804	$119,726	$23,918	$431,279	$455,197
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Deposit assets and deposit liabilities, if any, are the result of affiliated reinsurance transactions. See “— Related Party Reinsurance Transactions.”
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, Brighthouse Insurance and MetLife Reinsurance Company of Vermont (“MRV”), all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Premiums
Reinsurance ceded	$(44,259)	$(37,119)	$(39,455)
Universal life and investment-type product policy fees
Reinsurance ceded	$(3,645)	$(3,784)	$(15,008)
Other revenues
Reinsurance ceded	$16,701	$(22,212)	$35,881
Policyholder benefits and claims
Reinsurance ceded	$(71,948)	$(76,410)	$(48,882)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance ceded	$(25,203)	$(172)	$(1,101)
Other expenses
Reinsurance ceded	$114	$2,060	$2,290

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
5. Reinsurance (continued)

Information regarding the significant effects of ceded affiliated reinsurance included on the balance sheets was as follows at:

	December 31,
	2016	2015
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$321,868	$1,513,398
Deferred policy acquisition costs and value of business acquired	(4,309)	(26,429)
Total assets	$317,559	$1,486,969
Liabilities
Other policy-related balances	$—	$(1,023)
Other liabilities	99,641	430,846
Total liabilities	$99,641	$429,823
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $211.2 million and $185.0 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $24.2 million, $12.5 million and $88.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company ceded 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis to MLIC. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s balance sheets. The embedded derivatives associated with this cession are included within premiums, reinsurance and other receivables and were $168.1 million and $121.9 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $46.2 million, $54.1 million and $38.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In November 2016, the Company recaptured certain single premium deferred annuity contracts previously reinsured to MLIC, an affiliate. This recapture resulted in an increase in investments and cash and cash equivalents of $933.4 million and an increase in DAC of $22.9 million, offset by a decrease in premiums, reinsurance and other receivables of $922.6 million. The Company recognized a gain of approximately $21.9 million, net of income tax, as a result of this recapture.
In December 2016, the Company recaptured level premium term business previously reinsured to MRV, an affiliate. This recapture resulted in a decrease to premiums, reinsurance and other receivables of $294.8 million and a decrease in other liabilities of $334.6 million. The Company recognized a gain of $24.2 million, net of income tax, as a result of this recapture.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $199.0 million and $1.2 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $28.0 million and $1.0 billion at December 31, 2016 and 2015, respectively. There were no deposit liabilities on affiliated reinsurance at both December 31, 2016 and 2015.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)

6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Investment Risks and Uncertainties
Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the financial statements.
The determination of valuation allowances and impairments is highly subjective and is based upon periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”) and certain structured investment transactions) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.
Fixed Maturity AFS
Fixed Maturity AFS by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”).

	December 31, 2016					December 31, 2015
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities
U.S. corporate	$709,694	$20,400	$8,283	$—	$721,811	$553,881	$15,607	$17,554	$—	$551,934
U.S. government and agency	410,504	9,560	13,519	—	406,545	105,700	10,549	1,291	—	114,958
RMBS	238,676	2,033	2,322	—	238,387	103,898	1,461	884	—	104,475
Foreign corporate	237,412	2,998	8,070	—	232,340	122,578	2,335	8,463	—	116,450
CMBS	177,719	2,724	1,487	—	178,956	131,662	1,450	1,003	—	132,109
State and political subdivision	52,739	4,345	764	—	56,320	41,557	3,995	404	—	45,148
ABS	26,695	152	177	—	26,670	17,930	242	208	—	17,964
Foreign government	17,215	543	273	—	17,485	3,977	327	127	—	4,177
Total fixed maturity securities	$1,870,654	$42,755	$34,895	$—	$1,878,514	$1,081,183	$35,966	$29,934	$—	$1,087,215
The Company did not hold non-income producing fixed maturity securities at both December 31, 2016 and 2015.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$16,980	$297,783	$610,139	$502,662	$443,090	$1,870,654
Estimated fair value	$17,268	$307,889	$605,382	$503,962	$444,013	$1,878,514
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities
U.S. corporate	$250,559	$6,667	$17,745	$1,616	$257,983	$15,821	$14,836	$1,733
U.S. government and agency	342,150	13,519	—	—	34,465	1,291	—	—
RMBS	137,470	2,089	6,822	233	30,330	641	3,396	243
Foreign corporate	129,093	3,541	22,965	4,529	48,866	4,584	22,448	3,879
CMBS	42,661	1,068	3,729	419	67,578	1,003	—	—
State and political subdivision	20,709	764	—	—	3,955	69	4,665	335
ABS	17,504	177	—	—	8,690	208	—	—
Foreign government	7,189	148	868	125	854	127	—	—
Total fixed maturity securities	$947,335	$27,973	$52,129	$6,922	$452,721	$23,744	$45,345	$6,190
Total number of securities in an unrealized loss position	203		35		160		19

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
The methodology and significant inputs used to determine the amount of credit loss on fixed maturity securities are as follows:

•
The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security prior to impairment.

•
When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain Structured Securities including, but not limited to: the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, state and political subdivision securities and foreign government securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

The amortized cost of fixed maturity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.
In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $5.0 million during the year ended December 31, 2016 to $34.9 million. The increase in gross unrealized losses for the year ended December 31, 2016, was primarily attributable to an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities, partially offset by narrowing credit spreads.
At December 31, 2016, there were no gross unrealized losses from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$286,002	70.4%	$120,946	85.6%
Agricultural	121,858	30.0	20,972	14.8
Subtotal	407,860	100.4	141,918	100.4
Valuation allowances	(1,775)	(0.4)	(640)	(0.4)
Total mortgage loans, net	$406,085	100.0%	$141,278	100.0%
The Company purchases unaffiliated mortgage loans under a master participation agreement from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from an affiliate during the years ended December 31, 2016, 2015 and 2014 were $100.2 million, $44.9 million and $10.0 million, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $63.7 million, $30.3 million and $14.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
At both December 31, 2016 and 2015, the Company had no impaired mortgage loans, all mortgage loans were evaluated collectively for credit losses and the valuation allowances were maintained primarily for commercial mortgage loans.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Total
	(In thousands)
Balance at January 1, 2014	$450	$33	$483
Provision (release)	31	(2)	29
Balance at December 31, 2014	481	31	512
Provision (release)	97	31	128
Balance at December 31, 2015	578	62	640
Provision (release)	841	294	1,135
Balance at December 31, 2016	$1,419	$356	$1,775
Valuation Allowance Methodology
Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for both portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for both loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
All commercial mortgage loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. All agricultural mortgage loans are monitored on an ongoing basis. The monitoring process for agricultural mortgage loans is generally similar to the commercial mortgage loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in thousands)
December 31, 2016
Loan-to-value ratios
Less than 65%	$259,711	$15,614	$999	$276,324	96.6%
65% to 75%	9,678	—	—	9,678	3.4
Total	$269,389	$15,614	$999	$286,002	100.0%
December 31, 2015
Loan-to-value ratios
Less than 65%	$111,988	$1,861	$5,670	$119,519	98.8%
65% to 75%	—	—	1,427	1,427	1.2
Total	$111,988	$1,861	$7,097	$120,946	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios
Less than 65%	$119,974	98.4%	$20,022	95.5%
65% to 75%	1,884	1.6	950	4.5
Total	$121,858	100.0%	$20,972	100.0%
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2016 and 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans – 60 days and agricultural mortgage loans – 90 days. The Company had no mortgage loans past due and no mortgage loans in nonaccrual status at both December 31, 2016 and 2015.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any impairment or changes in the specific valuation allowance. There were no mortgage loans modified in a troubled debt restructuring during both the years ended December 31, 2016 and 2015.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.2 million and $5.2 million at December 31, 2016 and 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and the effect on DAC, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Fixed maturity securities	$7,862	$6,028	$64,081
Derivatives	4,718	3,189	429
Subtotal	12,580	9,217	64,510
Amounts allocated from:
DAC and DSI	(5,800)	(900)	(3,600)
Deferred income tax benefit (expense)	(2,373)	(2,911)	(21,319)
Net unrealized investment gains (losses)	$4,407	$5,406	$39,591
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1,	$5,406	$39,591	$9,567
Unrealized investment gains (losses) during the year	3,363	(55,293)	48,991
Unrealized investment gains (losses) relating to:
DAC and DSI	(4,900)	2,700	(2,800)
Deferred income tax benefit (expense)	538	18,408	(16,167)
Balance at December 31,	$4,407	$5,406	$39,591
Change in net unrealized investment gains (losses)	$(999)	$(34,185)	$30,024
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both December 31, 2016 and 2015.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Invested Assets on Deposit
Invested assets on deposit are presented below at estimated fair value for fixed maturity securities at:

	December 31,
	2016	2015
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,507	$1,534
Variable Interest Entities
The Company has invested in certain entities that are VIEs. In certain instances, the Company may hold both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, it would be deemed the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either December 31, 2016 or 2015.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2016		2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$444,013	$444,013	$254,548	$254,548
Foreign corporate	5,884	5,884	—	—
Total	$449,897	$449,897	$254,548	$254,548
_____________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Investment income:
Fixed maturity securities	$50,386	$47,069	$35,301
Mortgage loans	8,734	6,904	6,658
Cash, cash equivalents and short-term investments	102	38	32
Other	516	401	159
Subtotal	59,738	54,412	42,150
Less: Investment expenses	1,958	1,468	1,097
Net investment income	$57,780	$52,944	$41,053
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized:
U.S. and foreign corporate securities — by industry:
Industrial	$(870)	$—	$—
OTTI losses on fixed maturity securities recognized in earnings	(870)	—	—
Fixed maturity securities — net gains (losses) on sales and disposals	(1,884)	4,547	599
Total gains (losses) on fixed maturity securities	(2,754)	4,547	599
Equity securities - net gains (losses) on sales and disposals	6	—	—
Mortgage loans	(1,129)	(146)	(27)
Other	140	(2)	(20)
Total net investment gains (losses)	$(3,737)	$4,399	$552
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($54) thousand, $458 thousand and ($12) thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
6. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Fixed Maturity Securities			Equity Securities
	(In thousands)
Proceeds	$74,657	$292,993	$286,258	$183	$—	$—
Gross investment gains	$1,006	$8,204	$1,633	$6	$—	$—
Gross investment losses	(2,890)	(3,657)	(1,034)	—	—	—
OTTI losses	(870)	—	—	—	—	—
Net investment gains (losses)	$(2,754)	$4,547	$599	$6	$—	$—
Related Party Investment Transactions
During the year ended December 31, 2016, the Company transferred invested assets to affiliates with an estimated fair value of $1.5 million and amortized cost of $1.4 million. Net investment gains (losses) recognized on these transfers was $64 thousand.
In November 2016, the Company received a transfer of investments and cash and cash equivalents totaling $933.4 million for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, an affiliate. See Note 5 for additional information related to this transfer.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $1.9 million, $1.4 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
See “— Mortgage Loans — Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with an affiliate.
7. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are bilateral contracts between two counterparties (“OTC-bilateral”). The Company primarily uses foreign currency swaps.
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency swaps to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets denominated in foreign currencies.
In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in cash flow and non-qualifying hedging relationships.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2016			2015
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$33,930	$4,947	$—	$32,389	$3,386	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Foreign currency swaps	Foreign currency exchange rate	14,063	3,709	—	14,063	1,595	—
Total		$47,993	$8,656	$—	$46,452	$4,981	$—
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Freestanding derivatives and hedging gains (losses) (1)	$1,647	$1,284	$2,032
Embedded derivatives gains (losses)	66,079	63,716	125,130
Total net derivative gains (losses)	$67,726	$65,000	$127,162
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The Company recognized net investment income from settlement payments related to qualifying hedges of $581 thousand, $394 thousand and $111 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to non-qualifying hedges of $279 thousand, $215 thousand and $168 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)
7. Derivatives (continued)

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

Net Derivative Gains (Losses)
(In thousands)
Year Ended December 31, 2016
Foreign currency exchange rate derivatives	$2,114
Total	$2,114
Year Ended December 31, 2015
Foreign currency exchange rate derivatives	$1,557
Total	$1,557
Year Ended December 31, 2014
Foreign currency exchange rate derivatives	$2,172
Total	$2,172
Cash Flow Hedges
The Company designates and accounts for foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets, as cash flow hedges, when they have met the requirements of cash flow hedging.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $49 thousand for the year ended December 31, 2016. For both the years ended 2015 and 2014, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both the years ended December 31, 2016, and 2015.
At December 31, 2016 and 2015, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $4.7 million and $3.2 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, $1.6 million, $2.8 million and $1.3 million of gains (losses), respectively, were deferred in AOCI related to foreign currency swaps. For the year ended December 31, 2016, $55 thousand was reclassified into net derivative gains (losses) related to foreign currency swaps. For the year ended December 31, 2015, there were no amounts reclassified into net derivative gains (losses). For the year ended December 31, 2014, the amount reclassified into net derivative gains (losses) related to foreign currency swaps was not significant. For the year ended December 31, 2016, $3 thousand was recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges. For both of the years ended December 31, 2015 and 2014, the amounts the Company recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges were not significant.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
As of December 31, 2016, the Company expects to reclassify $521 thousand of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)
7. Derivatives (continued)

The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
See Note 8 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2016		2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,850	$—	$5,137	$—
Total gross estimated fair value of derivatives (1)	8,850	—	5,137	—
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	8,850	—	5,137	—
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(8,672)	—	(3,300)	—
Securities collateral: (4)
OTC-bilateral	—	—	(560)	—
Net amount after application of master netting agreements and collateral	$178	$—	$1,277	$—
______________

(1)	At December 31, 2016 and 2015, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $194 thousand and $156 thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2016 and 2015, the Company received excess cash collateral of $270 thousand and $0, respectively, and did not provide any excess cash collateral, which is not included in the table above due to foregoing limitations

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At both December 31, 2016 and 2015, the Company did not receive or provide excess securities collateral.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)
7. Derivatives (continued)

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. In addition, the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength ratings, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
At both December 31, 2016 and 2015, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral arrangements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
Embedded Derivatives
The Company issues certain products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; and affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2016	2015
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$379,297	$306,863

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(23,740)	$(53,518)
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net derivative gains (losses) (1), (2)	$66,079	$63,716	$125,130
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($57) thousand, $1.4 million and $578 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($19.0) million, ($2.6) million and ($5.8) million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	See Note 5 for discussion of affiliated net derivative gains (losses).

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)

8. Fair Value
When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. These inputs can include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$681,406	$40,405	$721,811
U.S. government and agency	289,186	117,359	—	406,545
RMBS	—	217,091	21,296	238,387
Foreign corporate	—	200,454	31,886	232,340
CMBS	—	173,763	5,193	178,956
State and political subdivision	—	56,320	—	56,320
ABS	—	21,736	4,934	26,670
Foreign government	—	17,485	—	17,485
Total fixed maturity securities	289,186	1,485,614	103,714	1,878,514
Short-term investments	—	—	—	—
Derivative assets: (1)
Foreign currency exchange rate	—	8,656	—	8,656
Embedded derivatives within asset host contracts (2)	—	—	379,297	379,297
Separate account assets (3)	—	4,758,449	—	4,758,449
Total assets	$289,186	$6,252,719	$483,011	$7,024,916
Liabilities
Embedded derivatives within liability host contracts (2)	$—	$—	$(23,740)	$(23,740)
Total liabilities	$—	$—	$(23,740)	$(23,740)

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$522,888	$29,046	$551,934
U.S. government and agency	65,364	49,594	—	114,958
RMBS	—	95,828	8,647	104,475
Foreign corporate	—	90,307	26,143	116,450
CMBS	—	126,894	5,215	132,109
State and political subdivision	—	45,148	—	45,148
ABS	—	17,964	—	17,964
Foreign government	—	4,177	—	4,177
Total fixed maturity securities	65,364	952,800	69,051	1,087,215
Short-term investments	500	17,984	—	18,484
Derivative assets: (1)
Foreign currency exchange rate	—	4,981	—	4,981
Embedded derivatives within asset host contracts (2)	—	—	306,863	306,863
Separate account assets (3)	—	4,792,140	—	4,792,140
Total assets	$65,864	$5,767,905	$375,914	$6,209,683
Liabilities
Embedded derivatives within liability host contracts (2)	$—	$—	$(53,518)	$(53,518)
Total liabilities	$—	$—	$(53,518)	$(53,518)
______________

(1)	Derivative assets are presented within other invested assets on the balance sheets.

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the balance sheets.

(3)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2016.
The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.
Securities and Short-term Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

The valuation of all instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, State and political subdivision and Foreign government securities
	Valuation Techniques: Principally the market approach.		•	N/A
Key Inputs:
	•	quoted prices in markets that are not active
	•	benchmark U.S. Treasury yield or other yields
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes
	•	comparable securities that are actively traded
Structured Securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance
Short-term investments
•
Short-term investments are of a similar nature and class to the fixed maturity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
			•	N/A
Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported net asset value provided by the fund managers
______________

(1)	Estimated fair value equals carrying value, based on the value of the underlying assets including mutual funds.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and certain of the Company’s OTC derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”). The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments — Valuation Controls and Procedures.”
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.
Most inputs for OTC-bilateral and OTC-cleared derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
Freestanding Derivatives
Level 2 Valuation Techniques and Key Inputs:
This level includes all types of derivatives utilized by the Company. These derivatives are principally valued using the income approach.
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques. Key inputs are as follows:

Instrument		Foreign Currency Exchange Rate
Inputs common to Level 2 by instrument type	•	swap yield curves
	•	basis curves
	•	currency spot rates
	•	cross currency basis curves

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct variable annuity guarantees and certain affiliated ceded reinsurance agreements related to such variable annuity guarantees. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the balance sheets.
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.
The Company ceded to an affiliated reinsurance company, the risk associated with certain of the GMIBs, GMABs and GMWBs described above. These reinsurance agreements contain embedded derivatives and are included within premiums, reinsurance and other receivables on the balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curves, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curves and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
Reinsurance ceded on certain guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct guaranteed minimum benefits” and also include counterparty credit spreads.
Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both December 31, 2016 and 2015.
Transfers into or out of Level 3:
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

					December 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)					(65)	-	90	3	Decrease
			•	Offered quotes (5)	94	-	136	107	96		96	96	Increase
	•	Market pricing	•	Quoted prices (5)	75	-	110	97					Increase
RMBS	•	Market pricing	•	Quoted prices (5)	56	-	111	86	68	-	98	90	Increase (6)
CMBS	•	Market pricing	•	Quoted prices (5)	104	-	104	104	104	-	104	104	Increase (6)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (7)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (7)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (7)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (8)
				Durations 11 - 20	2%	-	100%		3%	-	100%		Decrease (8)
				Durations 21 - 116	2%	-	100%		3%	-	100%		Decrease (8)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (9)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(10)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (11)
			•	Nonperformance risk spread	0.04%	-	0.57%		0.04%	-	0.52%		Decrease (12)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(6)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(7)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

(8)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(9)
The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(10)
The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

(11)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(12)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3 use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities		Net Embedded Derivatives (2)
	Corporate (1)	Structured Securities
	(In thousands)
Balance, beginning of period	$29,978	$5,215	$319,660
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	79	83	63,716
Total realized/unrealized gains (losses) included in AOCI	(1,849)	55	—
Purchases (5)	29,114	9,011	—
Sales (5)	(2,133)	(502)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(22,995)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, December 31, 2015	55,189	13,862	360,381
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(64)	249	66,079
Total realized/unrealized gains (losses) included in AOCI	(1,769)	152	—
Purchases (5)	21,260	23,916	—
Sales (5)	(462)	(1,901)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(23,423)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1,863)	(4,855)	—
Balance, December 31, 2016	$72,291	$31,423	$403,037
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014 (7)	$—	$(22)	$127,942
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015 (7)	$23	$83	$67,551
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016 (7)	$(64)	$249	$71,709
Gains (Losses) Data for the year ended December 31, 2014
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$81	$(22)	$125,130
Total realized/unrealized gains (losses) included in AOCI	$(93)	$22	$—
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(3)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income for net embedded derivatives are reported in net derivatives gains (losses).

(4)	Interest accruals, as well as cash interest coupons received, are excluded from the rollforward.

(5)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

(6)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(7)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income and payables for collateral under derivative transactions. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,085	$—	$—	$404,079	$404,079
Premiums, reinsurance and other receivables	$30,122	$—	$2,095	$30,272	$32,367
Liabilities
Policyholder account balances	$1,214,186	$—	$—	$1,283,338	$1,283,338

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$141,278	$—	$—	$149,037	$149,037
Premiums, reinsurance and other receivables	$1,001,430	$—	$97	$1,100,556	$1,100,653
Liabilities
Policyholder account balances	$1,292,144	$—	$—	$1,386,997	$1,386,997
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
8. Fair Value (continued)

Premiums, Reinsurance and Other Receivables
Premiums, reinsurance and other receivables are principally comprised of certain amounts recoverable under reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, and have been classified as Level 3. The valuation is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.
Policyholder Account Balances
These policyholder account balances include investment contracts which primarily include fixed deferred annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
9. Equity
Statutory Equity and Income
The state of domicile of the Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC for the Company was in excess of 400% for all periods presented.
The Company prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the New York State Department of Financial Services (“NYDFS”). The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the state insurance department may impact the effect of Statutory Codification on the statutory capital and surplus of the Company.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting of reinsurance agreements and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2016 and 2015 by an amount of $53.0 million and $46.9 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2016	2015	2014
		(In thousands)
Brighthouse Life Insurance Company of NY	New York	$(87,290)	$17,194	$10,635

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
9. Equity (continued)

Statutory capital and surplus was as follows at:

	December 31,
Company	2016	2015
	(In thousands)
Brighthouse Life Insurance Company of NY	$195,824	$320,675
Dividend Restrictions
The Company is not able to pay dividends in 2017 to MetLife, Inc. without insurance regulatory approval from the NYDFS. The Company did not pay any dividends in 2016 or 2015 to MetLife, Inc.
Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting the Company, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, the Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, the Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, the Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, the Company will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes on the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance at December 31, 2013	$10,119	$(552)	$9,567
OCI before reclassifications	46,163	1,278	47,441
Deferred income tax benefit (expense)	(16,157)	(447)	(16,604)
AOCI before reclassifications, net of income tax	40,125	279	40,404
Amounts reclassified from AOCI	(1,250)	—	(1,250)
Deferred income tax benefit (expense)	437	—	437
Amounts reclassified from AOCI, net of income tax	(813)	—	(813)
Balance at December 31, 2014	39,312	279	39,591
OCI before reclassifications	(50,792)	2,760	(48,032)
Deferred income tax benefit (expense)	17,778	(966)	16,812
AOCI before reclassifications, net of income tax	6,298	2,073	8,371
Amounts reclassified from AOCI	(4,561)	—	(4,561)
Deferred income tax benefit (expense)	1,596	—	1,596
Amounts reclassified from AOCI, net of income tax	(2,965)	—	(2,965)
Balance at December 31, 2015	3,333	2,073	5,406
OCI before reclassifications	(5,777)	1,584	(4,193)
Deferred income tax benefit (expense)	2,022	(554)	1,468
AOCI before reclassifications, net of income tax	(422)	3,103	2,681
Amounts reclassified from AOCI	2,711	(55)	2,656
Deferred income tax benefit (expense)	(949)	19	(930)
Amounts reclassified from AOCI, net of income tax	1,762	(36)	1,726
Balance at December 31, 2016	$1,340	$3,067	$4,407
______________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statement of Operations and Comprehensive Income (Loss) Location
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2,745)	$4,550	$600	Net investment gains (losses)
Net unrealized investment gains (losses)	79	228	650	Net investment income
Net unrealized investment gains (losses)	(45)	(217)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(2,711)	4,561	1,250
Income tax (expense) benefit	949	(1,596)	(437)
Net unrealized investment gains (losses), net of income tax	$(1,762)	$2,965	$813
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	55	—	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	55	—	—
Income tax (expense) benefit	(19)	—	—
Gains (losses) on cash flow hedges, net of income tax	$36	$—	$—
Total reclassifications, net of income tax	$(1,726)	$2,965	$813
10. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Compensation	$8,535	$13,421	$18,843
Pension, postretirement and postemployment benefit costs	796	1,334	1,109
Commissions	17,586	21,291	26,482
Volume-related costs	4,943	6,123	5,002
Affiliated interest costs on ceded reinsurance	10,535	11,276	10,479
Capitalization of DAC	(4,976)	(4,768)	(14,009)
Premium taxes, licenses and fees	2,590	3,607	2,652
Professional services	1,529	373	2,268
Rent and related expenses	1,096	1,065	2,162
Other	14,393	11,491	24,579
Total other expenses	$57,027	$65,213	$79,567
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
10. Other Expenses (continued)

Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Notes 5 and 13 for a discussion of affiliated expenses included in the table above.
11. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$(57,108)	$1,148	$56,154
Deferred:
Federal	99,260	840	(19,884)
Provision for income tax expense (benefit)	$42,152	$1,988	$36,270
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Tax provision at U.S. statutory rate	$46,397	$8,779	$42,952
Tax effect of:
Dividend received deduction	(4,732)	(5,589)	(5,039)
Prior year tax	1,282	(624)	(1,220)
Tax credits	(797)	(580)	(504)
Other, net	2	2	81
Provision for income tax expense (benefit)	$42,152	$1,988	$36,270

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
11. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2016	2015
	(In thousands)
Deferred income tax assets:
Tax credit carryforwards	$4,491	$3,692
Other	2,206	858
Total deferred income tax assets	6,697	4,550
Deferred income tax liabilities:
Investments, including derivatives	1,102	1,238
Policyholder liabilities and receivables	210,814	99,246
Intangibles	1,850	1,869
Net unrealized investment gains	2,373	2,911
DAC	10,397	20,403
Total deferred income tax liabilities	226,536	125,667
Net deferred income tax asset (liability)	$(219,839)	$(121,117)
Tax credit carryforwards of $4.5 million at December 31, 2016 will expire beginning in 2022.
The Company currently participates in a tax sharing agreement with MetLife Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from affiliates) included ($57.9) million and ($1.5) million for the years ended December 31, 2016 and 2015, respectively.
The Company also files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2007.
Management believes it has established adequate tax liabilities for all open years and any future resolve is not expected to have a material impact on the Company’s financial statements.
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1,	$983	$983	$838
Additions for tax positions of prior years	300	—	169
Reductions for tax positions of prior years	(23)	—	(124)
Additions for tax positions of current year	300	—	100
Settlements with tax authorities	(356)	—	—
Balance at December 31,	$1,204	$983	$983
Unrecognized tax benefits that, if recognized would impact the effective rate	$1,130	$909	$909

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
11. Income Tax (continued)

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest recognized on the statements of operations	$(79)	$—	$(24)

		December 31,
		2016	2015
		(In thousands)
Interest included in other liabilities on the balance sheets		$62	$141
The Company had no penalties for each of the years ended December 31, 2016, 2015, and 2014.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit of $3.9 million, $5.6 million and $6.3 million, respectively, related to the separate account DRD. The 2016 benefit included an expense of $900 thousand related to a true-up of the 2015 tax return. The 2015 and 2014 benefit included a benefit of $600 thousand and $1.2 million related to a true-up of the 2014 and 2013 tax returns, respectively.
12. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claim and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.
Summary
Various litigation, claims and assessments against the Company, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, investor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company's financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company's net income or cash flows in particular quarterly or annual periods.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Insolvency Assessments
Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2016	2015
	(In thousands)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$300	$300
Premium tax offsets currently available for paid assessments	1,829	3,820
	$2,129	$4,120
Other Liabilities:
Insolvency assessments	$400	$400
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $42 thousand and $4.0 million at December 31, 2016 and 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.
The Company had no liability for indemnities, guarantees and commitments at both December 31, 2016 and 2015.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (Continued)

13. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Income			Expense
	(In thousands)
MetLife	$50,358	$16,759	$121,858	$(76,613)	$(44,358)	$1,671
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	December 31,		December 31,
	2016	2015	2016	2015
	Assets		Liabilities
	(In thousands)
MetLife	$322,394	$1,489,214	$99,641	$429,822
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by affiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC and MRV, all of which are related parties. See Note 5 for further discussion of the affiliated reinsurance agreements.
Capital Support Arrangement
MetLife provides various capital support commitments and guarantees to the Brighthouse Financial, Inc. combined entities. Under these arrangements, MetLife has agreed to cause each affected entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. The terms of the material capital support commitment follows.
MetLife has a net worth maintenance agreement with Brighthouse NY. Under this agreement, as amended, MetLife agreed, without limitation as to the amount, to cause Brighthouse NY to have capital and surplus of $10.0 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.
Investment Transactions
In the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 6 for further discussion of the related party investment transactions.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Financial Statements — (continued)
13. Related Party Transactions (continued)

Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other operating expenses, were $19.9 million, $30.4 million and $49.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Broker-Dealer Transactions
The Company accrues related party revenues and expenses arising from transactions with MetLife’s broker-dealers whereby the MetLife broker-dealers sell the Company’s variable annuity and life products. The affiliated revenue for the Company is fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. The affiliated expense for the Company is commissions collected on the sale of variable products by the Company and passed through to the broker-dealer.
The following table summarizes income and expense from transactions with related broker-dealers for the years indicated:

	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Fee Income			Commission Expense
	(In thousands)
MetLife broker-dealers	$9,968	$10,515	$10,136	$32,191	$30,672	$30,007
The following table summarizes assets and liabilities from transactions with affiliated broker-dealers at:

	December 31,		December 31,
	2016	2015	2016	2015
	Fee Income Receivables		Secured Demand Notes
	(In thousands)
MetLife broker-dealers	$934	$883	$—	$—
14. Subsequent Events
Effective January 1, 2017, the Company executed a novation and assignment of a reinsurance agreement under which MLIC reinsured certain variable annuities, including GMxBs. As a result of the novation and assignment, the reinsurance agreement is now between Brighthouse Insurance, as reinsurer, and the Company. These transactions are treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company will recognize a loss of $84.4 million, net of income tax, as a result of these transactions.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Summary of Investments —
Other Than Investments in Related Parties
December 31, 2016
(In thousands)

Types of Investments	Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$410,504	$406,545	$406,545
Public utilities	56,657	58,275	58,275
State and political subdivision securities	52,739	56,320	56,320
Foreign government securities	17,215	17,485	17,485
All other corporate bonds	889,362	894,799	894,799
Total bonds	1,426,477	1,433,424	1,433,424
Mortgage-backed and asset-backed securities	443,090	444,013	444,013
Redeemable preferred stock	1,087	1,077	1,077
Total fixed maturity securities	1,870,654	1,878,514	1,878,514
Mortgage loans	406,085		406,085
Other invested assets	8,656		8,656
Total investments	$2,285,395		$2,293,255
______________

(1)
Amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2016, 2015 and 2014
(In thousands)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2016
Annuities	$60,689	$325,468	$1,179,305	$—	$2,164
Life	24,265	299,274	23,045	1,064	—
Corporate & Other	219	9,550	—	22	—
Total	$85,173	$634,292	$1,202,350	$1,086	$2,164
2015
Annuities	$80,686	$279,372	$1,224,268	$—	$2,410
Life	26,591	270,663	24,225	1,158	—
Corporate & Other	237	6,733	—	20	—
Total	$107,514	$556,768	$1,248,493	$1,178	$2,410
2014
Annuities	$111,090	$238,947	$1,255,229	$—	$2,492
Life	92,592	243,922	14,253	1,151	—
Corporate & Other	690	5,212	—	19	—
Total	$204,372	$488,081	$1,269,482	$1,170	$2,492
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Supplementary Insurance Information — (continued)
December 31, 2016, 2015 and 2014
(In thousands)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2016
Annuities	$122,830	$27,632	$62,676	$20,927	$37,537
Life	28,978	17,033	27,122	2,272	16,134
Corporate & Other	1,931	13,115	2,096	18	3,356
Total	$153,739	$57,780	$91,894	$23,217	$57,027
2015
Annuities	$139,905	$23,127	$65,764	$36,788	$45,835
Life	40,617	15,379	34,118	66,568	16,570
Corporate & Other	2,255	14,438	1,651	470	2,808
Total	$182,777	$52,944	$101,533	$103,826	$65,213
2014
Annuities	$138,440	$12,756	$106,965	$56,532	$41,034
Life	44,846	13,985	22,366	12,025	32,681
Corporate & Other	2,740	14,312	1,710	214	5,852
Total	$186,026	$41,053	$131,041	$68,771	$79,567
______________

(1)	See Note 2 for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Reinsurance
December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2016
Life insurance in-force	$50,748,993	$43,894,276	$—	$6,854,717	—%
Insurance premium
Life insurance (1)	$109,733	$58,994	$—	$50,739	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$109,733	$58,994	$—	$50,739	—%
2015
Life insurance in-force	$53,017,387	$48,212,042	$—	$4,805,345	—%
Insurance premium
Life insurance (1)	$122,110	$50,238	$—	$71,872	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$122,110	$50,238	$—	$71,872	—%
2014
Life insurance in-force	$55,440,132	$50,403,555	$—	$5,036,577	—%
Insurance premium
Life insurance (1)	$133,129	$51,647	$—	$81,482	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$133,129	$51,647	$—	$81,482	—%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2016, reinsurance ceded included affiliated transactions for life insurance in-force of $32.5 billion, and life insurance premiums of $44.2 million. For the year ended December 31, 2015, reinsurance ceded included affiliated transactions for life insurance in-force of $36.3 billion, and life insurance premiums of $37.1 million. For the year ended December 31, 2014, reinsurance ceded included affiliated transactions for life insurance in-force of $37.8 billion, and life insurance premiums of $39.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company since it was acquired in 2000, and as auditor of affiliates of the Company for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.

Independent Auditor’s Fees for 2016 and 2015
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2016 and 2015. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2016	2015
	(In thousands)
Audit fees (1)	$646	$385
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
____________

(1)
Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)
Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with proposed or consummated acquisitions and divestitures, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services, including risk and other consulting services, financial advisory services and valuation services.
Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to MetLife, Inc. and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Financial Statements, Notes and Schedules on page 62.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Financial Statements, Notes and Schedules on page 62.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 24, 2017

Brighthouse Life Insurance Company of NY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly A. Berwanger	Director	March 24, 2017
Kimberly A. Berwanger

/s/ Norse N. Blazzard	Director	March 24, 2017
Norse N. Blazzard

/s/ David W. Chamberlin	Director	March 24, 2017
David W. Chamberlin

/s/ Richard A. Hemmings	Director	March 24, 2017
Richard A. Hemmings

/s/ Richard C. Pearson	Director	March 24, 2017
Richard C. Pearson

Director
Bruce H. Schindler

/s/ Kieran R. Mullins	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2017
Kieran R. Mullins

/s/ Lynn A. Dumais	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2017
Lynn A. Dumais

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere in this Annual Report Form 10-K and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description

3.1
Charter of First MetLife Investors Insurance Company (now Brighthouse Life Insurance Company of NY) (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10, filed by Brighthouse Life Insurance Company of NY on December 23, 2016).

3.2
Certificate of Amendment of Charter of First MetLife Investors Insurance Company (now Brighthouse Life Insurance Company of NY) (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on March 6, 2017).

3.3
Amended and Restated By-laws of Brighthouse Life Insurance Company of NY, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on March 6, 2017).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1