Form 10-Q
period 2017-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2017-05-12
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-55705
Brighthouse Life Insurance Company of NY
(Exact name of registrant as specified in its charter)

New York	13-3690700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

285 Madison Avenue, New York, N.Y.	10017
(Address of principal executive offices)	(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 12, 2017, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were indirectly owned by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

As used in this Quarterly Report on Form 10-Q, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The term “Separation” refers to the separation of MetLife, Inc.’s Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (“Brighthouse”), to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the distribution; the term “Distribution” refers to the distribution of at least 80.1% of the shares of Brighthouse common stock outstanding immediately prior to the distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the distribution.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned Separation from MetLife and the distribution of common stock of Brighthouse, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse NY. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that may cause such differences include the risks, uncertainties and other factors identified in Brighthouse NY’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although it is not possible to identify all of these risks and factors, they include, among others:

•	the timing of our Separation from MetLife and the Distribution, whether the conditions to the Distribution will be met, and whether the Separation and the Distribution will be completed;

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Life Insurance Company of NY makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial StatementsPart I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,845,359 and $1,870,654, respectively)	$1,863,768	$1,878,514
Mortgage loans (net of valuation allowances of $1,772 and $1,775, respectively)	407,390	406,085
Short-term investments, principally at estimated fair value	1,998	—
Other invested assets, at estimated fair value	7,896	8,656
Total investments	2,281,052	2,293,255
Cash and cash equivalents, principally at estimated fair value	30,526	18,583
Accrued investment income	17,922	16,626
Premiums, reinsurance and other receivables	508,892	354,939
Deferred policy acquisition costs and value of business acquired	109,840	85,173
Current income tax recoverable	54,173	57,736
Other assets	45,729	48,285
Separate account assets	4,876,874	4,758,449
Total assets	$7,925,008	$7,633,046
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$632,847	$627,007
Policyholder account balances	1,175,397	1,202,350
Other policy-related balances	12,037	7,285
Payables for collateral under derivative transactions	8,742	8,942
Deferred income tax liability	185,973	219,839
Other liabilities	388,868	112,441
Separate account liabilities	4,876,874	4,758,449
Total liabilities	7,280,738	6,936,313
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	340,931	340,931
Retained earnings	292,821	349,395
Accumulated other comprehensive income (loss)	8,518	4,407
Total stockholder's equity	644,270	696,733
Total liabilities and stockholder's equity	$7,925,008	$7,633,046
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Revenues
Premiums	$9,230	$14,677
Universal life and investment-type product policy fees	25,795	25,557
Net investment income	21,408	13,600
Other revenues	(12,671)	(3,806)
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(870)
Other net investment gains (losses)	(737)	(819)
Total net investment gains (losses)	(737)	(1,689)
Net derivative gains (losses)	(131,536)	50,040
Total revenues	(88,511)	98,379
Expenses
Policyholder benefits and claims	(1,783)	11,954
Interest credited to policyholder account balances	9,674	10,712
Amortization of deferred policy acquisition costs and value of business acquired	(25,576)	13,695
Other expenses	18,222	15,340
Total expenses	537	51,701
Income (loss) before provision for income tax	(89,048)	46,678
Provision for income tax expense (benefit)	(32,474)	14,795
Net income (loss)	$(56,574)	$31,883
Comprehensive income (loss)	$(52,463)	$57,017
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(56,574)		(56,574)
Other comprehensive income (loss), net of income tax				4,111	4,111
Balance at March 31, 2017	$2,000	$340,931	$292,821	$8,518	$644,270

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$2,000	$340,931	$258,985	$5,406	$607,322
Net income (loss)			31,883		31,883
Other comprehensive income (loss), net of income tax				25,134	25,134
Balance at March 31, 2016	$2,000	$340,931	$290,868	$30,540	$664,339
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$11,482	$75,085
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	171,018	36,199
Mortgage loans	8,449	14,157
Purchases of:
Fixed maturity securities	(146,636)	(57,864)
Mortgage loans	(8,477)	(15,851)
Net change in short-term investments	(2,003)	998
Net change in other invested assets	—	(11)
Net cash provided by (used in) investing activities	22,351	(22,372)
Cash flows from financing activities
Policyholder account balances:
Deposits	15,044	10,012
Withdrawals	(36,734)	(57,410)
Net change in payables for collateral under derivative transactions	(200)	2,100
Net cash provided by (used in) financing activities	(21,890)	(45,298)
Change in cash and cash equivalents	11,943	7,415
Cash and cash equivalents, beginning of period	18,583	9,310
Cash and cash equivalents, end of period	$30,526	$16,725
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$3	$—
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse NY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
The Company is organized into two segments: Annuities and Life.
In January 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its U.S. retail business (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that following the planned Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife intends to include the Company and certain affiliates in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. Effective March 6, 2017, and in connection with the planned Separation, the Company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY. Additionally, effective April 2017, MetLife, Inc. contributed the Company to Brighthouse Life Insurance Company.
The ultimate form and timing of the planned Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The planned Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 balance sheet data was derived from audited financial statements included in Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2016 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a variable interest entities (“VIEs”) by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s financial statements.
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its financial statements.
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
Annuities
The Annuities segment offers a variety of variable, fixed, index-linked and income annuities designed to address contractholders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
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
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.Operating earnings focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following are excluded from total revenues in calculating operating earnings:

•	Net investment gains (losses);

•	Net derivative gains (losses) except earned income on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

The following are excluded from total expenses in calculating operating earnings:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts; and

•
Amounts related to: (i) net investment gains (losses) and net derivative gains (losses) and (ii) GMIB Fees and GMIB Costs included in amortization of deferred policy acquisition costs (“DAC”) and value of business acquired.

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$12,054	$(2,212)	$2,670	$12,512
Provision for income tax expense (benefit)	3,036	(774)	810	3,072
Operating earnings	$9,018	$(1,438)	$1,860	9,440
Adjustments for:
Net investment gains (losses)				(737)
Net derivative gains (losses)				(131,536)
Other adjustments to net income				30,713
Provision for income tax (expense) benefit				35,546
Net income (loss)				$(56,574)

Inter-segment revenues	$(10,045)	$(9,900)	$(397)
Interest revenue	$15,457	$3,749	$2,285

	Operating Results
Three Months Ended March 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$2,433	$3,575	$2,119	$8,127
Provision for income tax expense (benefit)	(545)	1,290	558	1,303
Operating earnings	$2,978	$2,285	$1,561	6,824
Adjustments for:
Net investment gains (losses)				(1,689)
Net derivative gains (losses)				50,040
Other adjustments to net income				(9,800)
Provision for income tax (expense) benefit				(13,492)
Net income (loss)				$31,883

Inter-segment revenues	$(952)	$(9,732)	$(391)
Interest revenue	$5,543	$4,467	$3,652

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Reconciliation of Company operating revenues to total revenues:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Annuities	$27,694	$29,743
Life	9,928	12,638
Total segment	37,622	42,381
Corporate & Other	2,703	4,148
Net investment gains (losses)	(737)	(1,689)
Net derivative gains (losses)	(131,536)	50,040
Other adjustments	3,437	3,499
Total	$(88,511)	$98,379

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2017	December 31, 2016
	(In thousands)
Annuities	$6,845,321	$6,708,803
Life	634,267	342,592
Corporate & Other	445,420	581,651
Total	$7,925,008	$7,633,046
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2016 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,881,902		$4,054,825		$4,763,943		$3,969,485
Separate account value	$4,871,618		$4,053,475		$4,753,638		$3,968,482
Net amount at risk	$11,875	(4)	$185,679	(5)	$36,827	(4)	$209,926	(5)
Average attained age of contractholders	67 years		65 years		66 years		65 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

First MetLife Investors Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2016 Annual Report for a discussion of guaranteed minimum benefits (“GMxBs”) which have been reinsured.

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

4. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

	March 31, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities:
U.S. corporate	$717,002	$21,341	$6,249	$—	$732,094	$709,694	$20,400	$8,283	$—	$721,811
U.S. government and agency	404,528	10,219	9,859	—	404,888	410,504	9,560	13,519	—	406,545
RMBS	216,834	2,541	2,122	—	217,253	238,676	2,033	2,322	—	238,387
Foreign corporate	237,844	3,396	6,874	—	234,366	237,412	2,998	8,070	—	232,340
CMBS	179,639	3,114	1,368	—	181,385	177,719	2,724	1,487	—	178,956
State and political subdivision	46,790	4,426	507	—	50,709	52,739	4,345	764	—	56,320
ABS	26,666	101	111	—	26,656	26,695	152	177	—	26,670
Foreign government	16,056	492	131	—	16,417	17,215	543	273	—	17,485
Total fixed maturity securities	$1,845,359	$45,630	$27,221	$—	$1,863,768	$1,870,654	$42,755	$34,895	$—	$1,878,514
The Company did not hold non-income producing fixed maturity securities at both March 31, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$16,943	$390,698	$508,270	$506,309	$423,139	$1,845,359
Estimated fair value	$17,206	$401,578	$508,264	$511,426	$425,294	$1,863,768
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

	March 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities
U.S. corporate	$223,324	$4,950	$17,757	$1,299	$250,559	$6,667	$17,745	$1,616
U.S. government and agency	201,323	9,859	—	—	342,150	13,519	—	—
RMBS	105,822	2,016	5,773	106	137,470	2,089	6,822	233
Foreign corporate	125,659	4,193	11,031	2,681	129,093	3,541	22,965	4,529
CMBS	38,901	948	3,727	420	42,661	1,068	3,729	419
State and political subdivision	15,466	507	—	—	20,709	764	—	—
ABS	16,575	111	—	—	17,504	177	—	—
Foreign government	4,299	48	911	83	7,189	148	868	125
Total fixed maturity securities	$731,369	$22,632	$39,199	$4,589	$947,335	$27,973	$52,129	$6,922
Total number of securities in an unrealized loss position	165		28		203		35
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 6 of the Notes to the Financial Statements included in the 2016 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $7.7 million during the three months ended March 31, 2017 to $27.2 million. The decrease in gross unrealized losses for the three months ended March 31, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At March 31, 2017, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$281,552	69.1%	$286,002	70.4%
Agricultural	127,610	31.3	121,858	30.0
Subtotal	409,162	100.4	407,860	100.4
Valuation allowances	(1,772)	(0.4)	(1,775)	(0.4)
Total mortgage loans, net	$407,390	100.0%	$406,085	100.0%
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
At both March 31, 2017 and December 31, 2016, the Company had no impaired mortgage loans and all mortgage loans were evaluated collectively for credit losses.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2017			2016
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In thousands)
Balance, beginning of period	$1,419	$356	$1,775	$578	$62	$640
Provision (release)	(21)	18	(3)	80	—	80
Balance, end of period	$1,398	$374	$1,772	$658	$62	$720

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
March 31, 2017
Loan-to-value ratios:
Less than 65%	$255,457	$15,431	$999	$271,887	96.6%
65% to 75%	9,665	—	—	9,665	3.4
Total	$265,122	$15,431	$999	$281,552	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$259,711	$15,614	$999	$276,324	96.6%
65% to 75%	9,678	—	—	9,678	3.4
Total	$269,389	$15,614	$999	$286,002	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$125,752	98.5%	$119,974	98.4%
65% to 75%	1,858	1.5	1,884	1.6
Total	$127,610	100.0%	$121,858	100.0%
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both March 31, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no past due and nonaccrual mortgage loans at both March 31, 2017 and December 31, 2016.
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months ended March 31, 2017 and 2016, there were no mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $17.2 million and $9.2 million at March 31, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Fixed maturity securities	$18,409	$7,862
Derivatives	4,297	4,718
Subtotal	22,706	12,580
Amounts allocated from:
DAC and DSI	(9,600)	(5,800)
Deferred income tax benefit (expense)	(4,588)	(2,373)
Net unrealized investment gains (losses)	$8,518	$4,407
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2017
(In thousands)
Balance, beginning of period	$4,407
Unrealized investment gains (losses) during the period	10,126
Unrealized investment gains (losses) relating to:
DAC and DSI	(3,800)
Deferred income tax benefit (expense)	(2,215)
Balance, end of period	$8,518
Change in net unrealized investment gains (losses)	$4,111
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both March 31, 2017 and December 31, 2016.
Invested Assets on Deposit
Invested assets on deposit are presented below at estimated fair value for fixed maturity securities at:

	March 31, 2017	December 31, 2016
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,513	$1,507
Variable Interest Entities
The Company has invested in legal entities that are VIEs. In certain instances, the Company may hold both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, it would be deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at both March 31, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$425,294	$425,294	$444,013	$444,013
Foreign corporate	6,017	6,017	5,884	5,884
Total	$431,311	$431,311	$449,897	$449,897
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Investment income:
Fixed maturity securities	$17,592	$12,150
Mortgage loans	4,388	1,746
Cash, cash equivalents and short-term investments	37	20
Other	149	125
Subtotal	22,166	14,041
Less: Investment expenses	758	441
Net investment income	$21,408	$13,600
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(870)
Total U.S. and foreign corporate securities	—	(870)
OTTI losses on fixed maturity securities recognized in earnings	—	(870)
Fixed maturity securities — net gains (losses) on sales and disposals	(1,299)	(798)
Total gains (losses) on fixed maturity securities	(1,299)	(1,668)
Mortgage loans	(17)	(92)
Other	579	71
Total net investment gains (losses)	$(737)	$(1,689)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $544 thousand and ($11) thousand for the three months ended March 31, 2017 and 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2017	2016
	Fixed Maturity Securities
	(In thousands)
Proceeds	$142,318	$16,892
Gross investment gains	$663	$253
Gross investment losses	(1,962)	(1,051)
OTTI losses	—	(870)
Net investment gains (losses)	$(1,299)	$(1,668)
Related Party Investment Transactions
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $691 thousand and $428 thousand for the three months ended March 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

5. Derivatives
Accounting for Derivatives
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

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
See Note 6 for information about the fair value hierarchy for derivatives.
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
In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in cash flow and nonqualifying hedging relationships.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$33,923	$4,526	$—	$33,930	$4,947	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency swaps	Foreign currency exchange rate	14,063	3,370	—	14,063	3,709	—
Total		$47,986	$7,896	$—	$47,993	$8,656	$—
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Freestanding derivatives and hedging gains (losses) (1)	$(207)	$882
Embedded derivatives gains (losses)	(131,329)	49,158
Total net derivative gains (losses)	$(131,536)	$50,040
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The Company recognized net investment income from settlement payments related to qualifying hedges of $148 thousand and $124 thousand for the three months ended March 31, 2017 and 2016, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to nonqualifying hedges of $84 thousand and $63 thousand for the three months ended March 31, 2017 and 2016, respectively.
Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The amounts of net derivative gains (losses) from foreign currency exchange rate derivatives that were not designated or qualifying as hedging instruments were ($339) thousand and $94 thousand for the three months ended March 31, 2017 and 2016, respectively.
Cash Flow Hedges
The Company designates and accounts for foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets, as cash flow hedges, when they have met the requirements of cash flow hedging.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months ended March 31, 2017 and 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both March 31, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

At March 31, 2017 and December 31, 2016, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $4.3 million and $4.7 million, respectively.
Gains (losses) deferred in AOCI related to foreign currency swaps were ($421) thousand and ($146) thousand for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the amounts the Company reclassified into net derivative gains (losses) related to foreign currency swaps were not significant. For the three months ended March 31, 2016, no amounts were reclassified into net derivative gains (losses) related to foreign currency swaps. For the three months ended March 31, 2017 the Company recognized $1 thousand in net derivative gains (losses) representing the ineffective portion of all cash flow hedges. For the three months ended March 31, 2016, the amounts the Company recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges were not significant.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2017, the Company expected to reclassify $486 thousand of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,162	$—	$8,850	$—
Total gross estimated fair value of derivatives (1)	8,162	—	8,850	—
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	8,162	—	8,850	—
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(8,087)	—	(8,672)	—
Securities collateral: (4)
OTC-bilateral	—	—	—	—
Net amount after application of master netting agreements and collateral	$75	$—	$178	$—
______________

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(1)
At March 31, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $266 thousand and $194 thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2017 and December 31, 2016, the Company received excess cash collateral of $655 thousand and $270 thousand, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At both March 31, 2017 and December 31, 2016, the Company did not receive or provide excess securities collateral.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. In addition, the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s Investors Service and Standard & Poor’s Global Ratings 500 Index. If a party’s credit or financial strength ratings, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
At both March 31, 2017 and December 31, 2016, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral arrangements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
Embedded Derivatives
The Company issues certain products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and fixed annuities with equity-indexed returns.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$354,497	$379,297

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(36,258)	$(23,740)
Fixed annuities with equity indexed returns	Policyholder account balances	(69)	—
Embedded derivatives within liability host contracts		$(36,327)	$(23,740)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net derivative gains (losses) (1), (2)	$(131,329)	$49,158
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($300) thousand and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $7.0 million and ($17.8) million for the three months ended March 31, 2017 and 2016, respectively.

(2)	See Note 10 for discussion of affiliated net derivative gains (losses).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

6. Fair Value
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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	March 31, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$681,990	$50,104	$732,094
U.S. government and agency	286,435	118,453	—	404,888
RMBS	—	197,176	20,077	217,253
Foreign corporate	—	201,866	32,500	234,366
CMBS	—	176,061	5,324	181,385
State and political subdivision	—	50,709	—	50,709
ABS	—	21,730	4,926	26,656
Foreign government	—	16,417	—	16,417
Total fixed maturity securities	286,435	1,464,402	112,931	1,863,768
Short-term investments	—	1,998	—	1,998
Derivative assets: (1)
Foreign currency exchange rate	—	7,896	—	7,896
Embedded derivatives within asset host contracts (2)	—	—	354,497	354,497
Separate account assets (3)	—	4,876,874	—	4,876,874
Total assets	$286,435	$6,351,170	$467,428	$7,105,033
Liabilities
Embedded derivatives within liability host contracts (2)	—	—	(36,327)	(36,327)
Total liabilities	$—	$—	$(36,327)	$(36,327)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$681,406	$40,405	$721,811
U.S. government and agency	289,186	117,359	—	406,545
RMBS	—	217,091	21,296	238,387
Foreign corporate	—	200,454	31,886	232,340
CMBS	—	173,763	5,193	178,956
State and political subdivision	—	56,320	—	56,320
ABS	—	21,736	4,934	26,670
Foreign government	—	17,485	—	17,485
Total fixed maturity securities	289,186	1,485,614	103,714	1,878,514
Derivative assets: (1)
Foreign currency exchange rate	—	8,656	—	8,656
Embedded derivatives within asset host contracts (2)	—	—	379,297	379,297
Separate account assets (3)	—	4,758,449	—	4,758,449
Total assets	$289,186	$6,252,719	$483,011	$7,024,916
Liabilities
Embedded derivatives within liability host contracts (2)	—	—	(23,740)	(23,740)
Total liabilities	$—	$—	$(23,740)	$(23,740)
______________

(1)	Derivative assets are presented within other invested assets on the balance sheets.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 14% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2017.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, State and political subdivision and Foreign government securities
	Valuation Approaches: Principally the market approach.		•	N/A
Key Inputs:
	•	quoted prices in markets that are not active
	•	benchmark U.S. Treasury yield or other yields
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes
	•	comparable securities that are actively traded
Structured Securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance
Short-term investments
•
Short-term investments are of a similar nature and class to the fixed maturity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
			•	N/A
Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported net asset value provided by the fund managers
______________

(1)	Estimated fair value equals carrying value, based on the value of the underlying assets, including mutual funds.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments — Valuation Controls and Procedures.”
The significant inputs to the pricing models for most OTC-bilateral derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Certain OTC-bilateral derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.
Most inputs for OTC-bilateral derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
Freestanding Derivatives
Level 2 Valuation Approaches and Key Inputs:
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

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
The Company ceded to an affiliated reinsurance company the risk associated with certain of the GMIBs, GMABs and GMWBs described above. These reinsurance agreements contain embedded derivatives and are included within premiums, reinsurance and other receivables on the balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Approaches and Key Inputs:
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both March 31, 2017 and December 31, 2016.
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

					March 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	96	-	144	107	94	-	136	107	Increase
	•	Market pricing	•	Quoted prices (4)	75	-	110	97	75	-	110	97	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	58	-	110	79	56	-	111	86	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)					104	-	104	104	Increase (5)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	0.04%	-	0.55%		0.04%	-	0.57%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(5)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(6)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(7)
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

(8)
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

(10)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(11)
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended March 31, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(42)	95	(131,329)
Total realized/unrealized gains (losses) included in AOCI	998	216	—
Purchases (5)	20,631	—	—
Sales (5)	(11,274)	(1,449)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	119,116
Transfers into Level 3 (6)	—	42	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$82,604	$30,327	$390,824
Three Months Ended March 31, 2016
Balance, beginning of period	$55,189	$13,862	$360,381
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(896)	56	49,158
Total realized/unrealized gains (losses) included in AOCI	1,189	(91)	—
Purchases (5)	2,369	21	—
Sales (5)	(121)	(418)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,711)
Transfers into Level 3 (6)	2,921	—	—
Transfers out of Level 3 (6)	(1,864)	—	—
Balance, end of period	$58,787	$13,430	$403,828
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (7)	$(42)	$95	$(130,943)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (7)	$(896)	$56	$51,199
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$407,390	$—	$—	$407,235	$407,235
Premiums, reinsurance and other receivables	$27,425	$—	$223	$28,041	$28,264
Liabilities
Policyholder account balances	$1,195,566	$—	$—	$1,263,486	$1,263,486

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,085	$—	$—	$404,079	$404,079
Premiums, reinsurance and other receivables	$30,122	$—	$2,095	$30,272	$32,367
Liabilities
Policyholder account balances	$1,214,186	$—	$—	$1,283,338	$1,283,338
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

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
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	5,460	(421)	5,039
Deferred income tax benefit (expense)	(1,911)	147	(1,764)
AOCI before reclassifications, net of income tax	4,889	2,793	7,682
Amounts reclassified from AOCI	1,287	—	1,287
Deferred income tax benefit (expense)	(451)	—	(451)
Amounts reclassified from AOCI, net of income tax	836	—	836
Balance, end of period	$5,725	$2,793	$8,518

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$3,333	$2,073	$5,406
OCI before reclassifications	37,142	(146)	36,996
Deferred income tax benefit (expense)	(12,999)	51	(12,948)
AOCI before reclassifications, net of income tax	27,476	1,978	29,454
Amounts reclassified from AOCI	1,671	—	1,671
Deferred income tax benefit (expense)	(585)	—	(585)
Amounts reclassified from AOCI, net of income tax	1,086	—	1,086
Balance, end of period	$28,562	$1,978	$30,540
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1,304)	$(1,671)	Net investment gains (losses)
Net unrealized investment gains (losses)	17	—	Net investment income
Net unrealized investment gains (losses), before income tax	(1,287)	(1,671)
Income tax (expense) benefit	451	585
Net unrealized investment gains (losses), net of income tax	(836)	(1,086)
Total reclassifications, net of income tax	$(836)	$(1,086)
8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Compensation	$2,879	$2,426
Pension, postretirement and postemployment benefit costs	—	210
Commissions	6,301	3,932
Volume-related costs	1,006	1,166
Affiliated expenses on ceded reinsurance	4,523	2,404
Capitalization of DAC	(2,192)	(1,061)
Premium taxes, licenses and fees	348	1,199
Professional services	1,080	320
Rent and related expenses	143	276
Other	4,134	4,468
Total other expenses	$18,222	$15,340
Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Note 10 for a discussion of affiliated expenses included in the table above.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

9. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $42 thousand at both March 31, 2017 and December 31, 2016.
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
The Company had no liability for indemnities, guarantees and commitments at both March 31, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

10. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Income		Expense
	(In thousands)
MetLife	$(174,298)	$54,528	$(10,705)	$(12,483)
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
MetLife	$481,416	$378,193	$322,394	$99,641
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
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), Brighthouse Insurance and MetLife Reinsurance Company of Vermont, all of which are related parties.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Premiums
Reinsurance ceded	$(9,844)	$(9,866)
Universal life and investment-type product policy fees
Reinsurance ceded	$(907)	$(913)
Other revenues
Reinsurance ceded	$(15,644)	$(6,653)
Policyholder benefits and claims
Reinsurance ceded	$(20,774)	$(17,072)
Interest credited to policyholder account balances
Reinsurance ceded	$(80)	$(62)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance ceded	$(178)	$(782)
Other expenses
Reinsurance ceded	$2,641	$(281)
Information regarding the significant effects of ceded affiliated reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2017	December 31, 2016
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$485,516	$321,868
Deferred policy acquisition costs and value of business acquired	(4,662)	(4,309)
Total assets	$480,854	$317,559
Liabilities
Other liabilities	$378,165	$99,641
Total liabilities	$378,165	$99,641

The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $354.5 million and $211.2 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($25.3) million and $21.9 million for the three months ended March 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The Company ceded 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Insurance, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company recognized a loss of $84.4 million, net of income tax, as a result of these transactions. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s balance sheets. The embedded derivatives associated with the cession with MLIC are included within premiums, reinsurance and other receivables and were $0 and $168.1 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($125.1) million and $46.9 million for the three months ended March 31, 2017 and 2016, respectively.
Capital Support Arrangement
MetLife provides various capital support commitments and guarantees to the Brighthouse Financial, Inc. combined entities. Under this arrangement, MetLife has agreed to cause the Company to meet specified capital and surplus levels or has guaranteed certain contractual obligations. In connection with the Separation, this support agreement will be terminated.
Investment Transactions
In the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other operating expenses, were $7.7 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.
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
The following table summarizes income and expense from transactions with related broker-dealers for the periods indicated:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In thousands)
MetLife broker-dealers	$2,854	$2,448	$5,929	$7,320

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The following table summarizes assets and liabilities from transactions with affiliated broker-dealers at:

	March 31, 2017		December 31, 2016
	Fee Income Receivables	Secured Demand Notes	Fee Income Receivables	Secured Demand Notes
	(In thousands)
MetLife broker-dealers	$190	$—	$934	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY ((formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Brighthouse Life Insurance Company NY’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed financial statements included elsewhere herein.
This narrative analysis may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned Separation from MetLife and the distribution of common stock of Brighthouse Financial, Inc. (“Brighthouse”), prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
Operating Earnings
In this narrative analysis, in addition to providing net income (loss), we also present operating earnings, a measure of performance that is not calculated in accordance with GAAP. We believe this non-GAAP measure enhances the understanding of our performance by highlighting results of operations and the underlying profitability drivers of our business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. The financial information that follows is presented in conformity with GAAP, unless otherwise indicated. See Note 1 of the Notes to Financial Statements included in the 2016 Annual Report for a discussion of GAAP.
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Accordingly, we report operating earnings by segment in Note 2 of the Notes to the Interim Condensed Financial Statements. Operating earnings should not be viewed as a substitute for net income (loss). See “— Non-GAAP and Other Financial Disclosures” for the definition and components of operating earnings.
We allocate capital to our segments based on an internal capital model, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our net investment income or net income (loss). See Note 2 of the Notes to the Interim Condensed Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.

Business
Overview
The Company currently provides fixed and variable annuity products in New York and administers an in-force block of life insurance policies. In connection with the planned Separation from MetLife, we plan to continue to offer fixed and variable annuity products in New York. In addition, we now currently offer index-linked annuity products and plan to offer new universal life and term life insurance products in New York. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Significant Events
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former Retail segment. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.”
On October 5, 2016, Brighthouse, a subsidiary of MetLife, Inc., filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”), and on December 6, 2016 and April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC (as amended, the “Form 10”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance, Brighthouse NY, New England Life Insurance Company, Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the planned separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the planned Separation, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Insurance. The ultimate form and timing of the Separation will be influenced by a number of factors, including, regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the planned Separation. The Distribution remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10. Effective March 6, 2017, and in connection with the planned Separation, the Company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On April 24, 2017, MetLife requested that the Court issue an order holding the appeal in abeyance pending the upcoming determination of the Secretary of the Treasury, and on May 4, 2017, while the FSOC did not take a position on MetLife’s motion, it requested that the Court refrain from action for 60 days to allow for additional deliberation among FSOC members. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business - Regulation - Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank” included in the 2016 Annual Report.

Regulatory Developments
We are domiciled in New York and regulated by the New York Department of Financial Services. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. If our ultimate parent, MetLife, Inc., were re-designated as a non-bank SIFI, it would also be subject to regulation by the Federal Reserve and the FDIC If Brighthouse were designated a non-bank SIFI following the Distribution, it would also be subject to regulation by the Federal Reserve and the FDIC. See “Risk Factors — Regulatory and Legal Risks — Federal — Insurance regulation,” “Business — Regulation,” and “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report, as amended in this Quarterly Report on Form 10-Q, under this “Regulatory Developments” caption and “Risk Factors — Regulatory and Legal Risks.”
Department of Labor and ERISA Considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the IRS and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days until June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturer can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Contracts entered into prior to the applicability date of the new regulations are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule relate to the Best Interest Contract Exemption (“BIC”). The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report.

On February 3, 2017, the Trump administration issued an executive order and memorandum directing the DOL to reexamine the Fiduciary Rule and prepare an updated economic and legal analysis concerning its likely impact. On April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017 to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions. The applicable date for the Fiduciary Rule and related exemptions could be further extended to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions, in connection with the preparation by the DOL of an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule, as directed by President Trump in a memorandum to the DOL on February 3, 2017. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “Overview — Other Key Information — Significant Events” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Financial Statements.
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
In applying our accounting policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in the 2016 Annual Report.

Results of Operations
Results for the Three Months Ended March 31, 2017 and 2016
Business Overview. Annuity sales decreased 10% in the current period, compared to the prior period. This decrease resulted primarily from the discontinuance of our guaranteed minimum income benefit (“GMIB”) riders and lower sales of single-premium immediate annuities, partially offset by higher sales of variable annuities with guaranteed minimum withdrawal benefit riders and fixed deferred annuities. In the current period, we began offering an index-linked annuity product which was previously issued through an affiliate of MetLife. Currently, we are not accepting new sales of life products.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income and also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance which more than offset the impact of continued negative net flows.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues
Premiums	$9,230	$14,677
Universal life and investment-type product policy fees	25,795	25,557
Net investment income	21,408	13,600
Other revenues	(12,671)	(3,806)
Net investment gains (losses)	(737)	(1,689)
Net derivative gains (losses)	(131,536)	50,040
Total revenues	(88,511)	98,379
Expenses
Policyholder benefits and claims	(1,783)	11,954
Interest credited to policyholder account balances	9,674	10,712
Capitalization of DAC	(2,192)	(1,061)
Amortization of DAC and VOBA	(25,576)	13,695
Other expenses	20,414	16,401
Total expenses	537	51,701
Income (loss) before provision for income tax	(89,048)	46,678
Provision for income tax expense (benefit)	(32,474)	14,795
Net income (loss)	$(56,574)	$31,883
The table below shows the components of net income (loss), in addition to operating earnings, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Guaranteed minimum living benefits	$(100,712)	$39,274
Amortization of DAC and VOBA	100	268
Other derivative instruments	(221)	822
Net investment gains (losses)	(737)	(1,689)
Other adjustments	10	(124)
Operating earnings before provision for income tax	12,512	8,127
Income (loss) before provision for income tax	(89,048)	46,678
Provision for income tax expense (benefit)	(32,474)	14,795
Net income (loss)	$(56,574)	$31,883

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Overview. Despite an increase in operating earnings of $4.4 million, income (loss) before provision for income tax decreased $135.7 million ($88.5 million, net of income tax) compared to the prior period. This decrease was primarily due to unfavorable changes in our guaranteed minimum living benefits (“GMLBs”).
Guaranteed Minimum Living Benefits. We directly issue variable annuity products with GMLBs. All of the economic risk associated with these GMLBs is currently ceded under reinsurance agreements with Brighthouse Insurance. In the prior period, a portion of this risk was ceded to Metropolitan Life Insurance Company (“MLIC”) but was recaptured and novated to Brighthouse Insurance in January, 2017. However, certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a minimal corresponding offset in the value of the directly written GMLBs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
An unfavorable change in the net impact from the direct and ceded GMLBs, including the DAC offset, decreased income (loss) before provision for income tax by $140.0 million ($91.0 million, net of income tax). This decrease from GMLBs was recognized primarily as follows:

•
a decrease of $125.1 million ($81.3 million, net of income tax) in net derivative gains (losses) driven by the recapture, from an affiliate of MetLife, of ceded reinsurance agreements covering certain risks of our variable annuity business;

•
a decrease of $55.5 million ($36.1 million, net of income tax) in net derivative gains (losses) driven by the impact of higher interest rates as well as higher equity market performance on our ceded reinsurance receivable embedded derivatives; partially offset by

•	an increase of $38.7 million ($25.2 million, net of income tax) from lower DAC amortization; and

•	an increase of $1.9 million ($1.2 million, net of income tax) from lower insurance-related liabilities recognized in policyholder benefits and claims.
Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. The change in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impact on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Unfavorable changes in the fair value of our foreign currency swaps decreased income (loss) before provision for income tax by $1.1 million ($722 thousand, net of income tax).
Changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. As we only began selling these index-linked annuities in the current period, there was not a material impact to net income (loss) from changes in the fair value of these embedded derivatives.
Net Investment Gains (Losses). Favorable changes in net investment gains (losses) increased income (loss) before provision for income tax by $952 million ($619 million, net of income tax) as lower impairments on bonds and net gains on foreign currency transactions were partially offset by higher net losses on the sale of fixed maturity securities in the current period, compared to the prior period.
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2017 was $32.5 million, or 36% of income (loss) before provision for income tax, compared to income tax expense of $14.8 million, or 32% of income (loss) before provision for income tax, for the three months ended March 31, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax increased $4.4 million ($2.6 million, net of income tax) in the current period, compared to the prior period. Operating earnings is discussed in greater detail below.

Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$(56,574)	$31,883
Add: Provision for income tax expense (benefit)	(32,474)	14,795
Net income (loss) before provision for income tax	(89,048)	46,678
Less: Guaranteed minimum living benefits	(100,712)	39,274
Less: Amortization of DAC and VOBA	100	268
Less: Other derivative instruments	(221)	822
Less: Net investment gains (losses)	(737)	(1,689)
Less: Other adjustments	10	(124)
Operating earnings before provision for income tax	12,512	8,127
Less: Provision for income tax expense (benefit)	3,072	1,303
Operating earnings	$9,440	$6,824

Results for the Three Months Ended March 31, 2017 and 2016 — Operating

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Fee income	$38,493	$33,389
Net investment spread	7,631	6,843
Insurance-related activities	(11,721)	(12,518)
Amortization of DAC and VOBA	(3,669)	(4,372)
Other expenses, net of DAC capitalization	(18,222)	(15,215)
Operating earnings before provision for income tax	12,512	8,127
Provision for income tax expense (benefit)	3,072	1,303
Operating earnings	$9,440	$6,824
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. The $2.6 million increase in operating earnings was driven primarily by higher fee income, favorable underwriting experience, higher net investment spread and lower DAC amortization, partially offset by higher expenses.
Fee Income. Higher fee income increased operating earnings by $3.3 million, primarily due to higher amortization of the deferred ceded commission related to the recapture and novation of the reinsurance previously ceded to MLIC.
Net Investment Spread. Higher net investment spread increased operating earnings by $512 thousand, primarily due to lower interest credited on policyholder account balances. Interest credited decreased primarily due to a combination of lower average policyholder account balances and lower crediting rates in our annuities business. In the fourth quarter of 2016, we recaptured a ceded reinsurance agreement covering single-premium deferred annuity contracts from an affiliate of MetLife. This recapture had an immaterial impact to net investment spread and operating earnings as the reduction from the elimination of interest credited payments on the related reinsurance receivable, recognized in other revenue, was mostly offset by a corresponding increase in net investment income resulting from an increase in the average invested asset base.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $518 thousand, primarily from favorable underwriting experience in our payout annuity business, partially offset by lower renewal premiums combined with higher claim volume in our term life business.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $457 thousand, primarily due to the impact from higher separate account balances resulting from favorable equity market performance, compared to the prior period, net of the effect of negative net flows. This decrease in amortization was partially offset by a favorable adjustment related to our term life business in the prior period.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $2.0 million, primarily due to the recapture of ceded agreements covering certain parts of our variable annuity business.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2017 was $3.1 million, or 25% of operating earnings before provision for income tax, compared to income tax expense of $1.3 million, or 16% of operating earnings before income tax, for the three months ended March 31, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Financial Statements.

Non-GAAP and Other Financial Disclosures
In this report, the Company presents a measure of its performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
—	operating earnings	—	net income (loss)
See “— Results of Operations” for a reconciliation of this measure to the most directly comparable historical GAAP measure. A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings, thereby excluding substantially all GMLB activity from operating earnings.
Operating earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results.
The financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products.
The following are excluded from total revenues in calculating operating earnings:

•	Net investment gains (losses);

•	Net derivative gains (losses) except: earned income on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment;

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are excluded from total expenses in calculating operating earnings:

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
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues (excluding other revenues related to affiliated reinsurance) and amortization of deferred gain on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income plus investment hedge adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) pass through and Market Value Adjustments, (c) interest on future policy benefits, and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees, (d) GMIB Costs, and (e) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Italicized items indicate GAAP statement of operations line items.
The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “— Forward-Looking Statements and Other Financial Information — Operating Earnings.”

Item 4. Controls and Procedures
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15 (f) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; and (ii) Note 9 of the Notes to the Interim Condensed Financial Statements in Part I of this report.
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” included in the 2016 Annual Report.
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees (“GMLBs”) is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.

We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our products which would adversely affect our risk-based capital ratio and the amount of variable annuity assets we hold in excess of target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition, including our capitalization, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates - Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the “Department of Labor and ERISA considerations” section of the risk factor entitled “Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report. There have been no material changes to other sections of such risk factor, which include: “NAIC — Existing and proposed insurance regulation,” “State insurance guaranty associations,” “Federal — Insurance regulation” and “Other.”
Department of Labor and ERISA Considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and IRAs to individuals that are subject to ERISA or the Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days until June 9, 2017. The applicable date for the Fiduciary Rule and related exemptions could be further extended to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions, in connection with the preparation by the DOL of an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule, as directed by President Trump in a memorandum to the DOL on February 3, 2017. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.

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
While we continue to analyze the impact of the final regulation on our business, if and when it becomes applicable, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Insurance Regulation — Department of Labor and ERISA Considerations.”

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse NY. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse NY may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
3.1
Certificate of Amendment of Charter of Brighthouse Life Insurance Company of NY (formerly First MetLife Investors Insurance Company) (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on March 6, 2017).

3.2
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
(Authorized Signatory and Principal Accounting Officer)
Date: May 12, 2017

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse NY. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse NY may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
3.1
Certificate of Amendment of Charter of Brighthouse Life Insurance Company of NY (formerly First MetLife Investors Insurance Company) (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on March 6, 2017).

3.2
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