Form 10-Q
period 2017-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2017-08-11
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 000-55705
__________________________
Brighthouse Life Insurance Company of NY
(Exact name of registrant as specified in its charter)

New York	13-3690700
(State of incorporation)	(I.R.S. Employer Identification No.)

285 Madison Avenue, 14th Floor, New York, N.Y.	10017
(Address of principal executive offices)	(Zip Code)
(980) 365-7100
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 10, 2017, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were indirectly owned by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Index to the Interim Condensed Financial Statements and Notes

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited))	2
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements:	6
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	14
	Note 5 — Derivatives	21
	Note 6 — Fair Value	27
	Note 7 — Equity	38
	Note 8 — Other Expenses	40
	Note 9 — Contingencies, Commitments and Guarantees	41
	Note 10 — Related Party Transactions	42
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 4.	Controls and Procedures	56

Part II — Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 4.	Mine Safety Disclosures	58
Item 6.	Exhibits	59

Signatures		60

Exhibit Index		E-1

Part I — Financial Information
Item 1. Financial StatementsPart I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,952,250 and $1,870,654, respectively)	$1,998,035	$1,878,514
Mortgage loans (net of valuation allowances of $1,703 and $1,775, respectively)	391,833	406,085
Other invested assets, at estimated fair value	7,012	8,656
Total investments	2,396,880	2,293,255
Cash and cash equivalents, principally at estimated fair value	33,676	18,583
Accrued investment income	16,532	16,626
Premiums, reinsurance and other receivables	529,022	354,939
Deferred policy acquisition costs and value of business acquired	100,638	85,173
Current income tax recoverable	48,017	57,736
Other assets	36,820	48,285
Separate account assets	4,896,953	4,758,449
Total assets	$8,058,538	$7,633,046
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$642,674	$627,007
Policyholder account balances	1,218,835	1,202,350
Other policy-related balances	11,590	7,285
Payables for collateral under derivative transactions	7,774	8,942
Deferred income tax liability	197,682	219,839
Other liabilities	401,638	112,441
Separate account liabilities	4,896,953	4,758,449
Total liabilities	7,377,146	6,936,313
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	340,931	340,931
Retained earnings	317,495	349,395
Accumulated other comprehensive income (loss)	20,966	4,407
Total stockholder's equity	681,392	696,733
Total liabilities and stockholder's equity	$8,058,538	$7,633,046
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$(6,855)	$15,027	$2,375	$29,704
Universal life and investment-type product policy fees	26,056	25,680	51,851	51,237
Net investment income	20,543	13,133	41,951	26,733
Other revenues	(8,940)	(4,880)	(21,611)	(8,686)
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	—	—	(870)
Other net investment gains (losses)	366	(910)	(371)	(1,729)
Total net investment gains (losses)	366	(910)	(371)	(2,599)
Net derivative gains (losses)	16,422	98,611	(115,114)	148,651
Total revenues	47,592	146,661	(40,919)	245,040
Expenses
Policyholder benefits and claims	(18,222)	27,244	(20,005)	39,198
Interest credited to policyholder account balances	9,710	9,678	19,384	20,390
Amortization of deferred policy acquisition costs and value of business acquired	6,778	33,509	(18,798)	47,204
Other expenses	13,378	13,198	31,600	28,538
Total expenses	11,644	83,629	12,181	135,330
Income (loss) before provision for income tax	35,948	63,032	(53,100)	109,710
Provision for income tax expense (benefit)	11,274	20,712	(21,200)	35,507
Net income (loss)	$24,674	$42,320	$(31,900)	$74,203
Comprehensive income (loss)	$37,122	$62,821	$(15,341)	$119,838
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(31,900)		(31,900)
Other comprehensive income (loss), net of income tax				16,559	16,559
Balance at June 30, 2017	$2,000	$340,931	$317,495	$20,966	$681,392

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$2,000	$340,931	$258,985	$5,406	$607,322
Net income (loss)			74,203		74,203
Other comprehensive income (loss), net of income tax				45,635	45,635
Balance at June 30, 2016	$2,000	$340,931	$333,188	$51,041	$727,160
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$69,277	$148,757
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	214,730	66,046
Mortgage loans	23,549	14,723
Purchases of:
Fixed maturity securities	(297,186)	(130,744)
Mortgage loans	(8,474)	(19,850)
Cash received in connection with freestanding derivatives	1	5
Cash paid in connection with freestanding derivatives	—	(25)
Net change in short-term investments	(10)	6,496
Net change in other invested assets	2	28
Other, net	—	183
Net cash provided by (used in) investing activities	(67,388)	(63,138)
Cash flows from financing activities
Policyholder account balances:
Deposits	82,626	21,443
Withdrawals	(68,254)	(89,747)
Net change in payables for collateral under derivative transactions	(1,168)	5,300
Net cash provided by (used in) financing activities	13,204	(63,004)
Change in cash and cash equivalents	15,093	22,615
Cash and cash equivalents, beginning of period	18,583	9,310
Cash and cash equivalents, end of period	$33,676	$31,925
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$8	$—
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse NY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“Brighthouse”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
The Company is organized into two segments: Annuities and Life.
On January 12, 2016, MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its U.S. retail business (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial.” Effective March 6, 2017, and in connection with the Separation, the Company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY.
On October 5, 2016, Brighthouse, which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include the Company and certain affiliates in the planned separated business, and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and the Company to Brighthouse Insurance. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company to Brighthouse Financial, Inc., resulting in the Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
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
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 balance sheet data was derived from audited financial statements included in Brighthouse NY’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2016 Annual Report.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Life
The Life segment currently offers life insurance products and services, including term and universal life, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, ancillary U.S. term life business sold direct to consumer and expenses associated with income tax audit issues.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss).
Operating earnings is a measure that focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

The following are excluded from total expenses in calculating operating earnings:

•	Benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
The Company allocates equity to the segments based on the internal capital model, and aligns with emerging standards and consistent risk principles.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$9,733	$6,224	$2,897	$18,854
Provision for income tax expense (benefit)	2,223	2,179	890	5,292
Operating earnings	$7,510	$4,045	$2,007	13,562
Adjustments for:
Net investment gains (losses)				366
Net derivative gains (losses)				16,422
Other adjustments to net income				306
Provision for income tax (expense) benefit				(5,982)
Net income (loss)				$24,674

Inter-segment revenues	$(9,769)	$(23,349)	$(223)
Interest revenue	$13,413	$4,856	$2,350

	Operating Results
Three Months Ended June 30, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$1,600	$642	$3,173	$5,415
Provision for income tax expense (benefit)	(838)	186	1,047	395
Operating earnings	$2,438	$456	$2,126	5,020
Adjustments for:
Net investment gains (losses)				(910)
Net derivative gains (losses)				98,611
Other adjustments to net income				(40,084)
Provision for income tax (expense) benefit				(20,317)
Net income (loss)				$42,320

Inter-segment revenues	$(2,182)	$(10,638)	$(383)
Interest revenue	$5,341	$4,385	$3,465

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$21,787	$4,012	$5,567	$31,366
Provision for income tax expense (benefit)	5,259	1,405	1,700	8,364
Operating earnings	$16,528	$2,607	$3,867	23,002
Adjustments for:
Net investment gains (losses)				(371)
Net derivative gains (losses)				(115,114)
Other adjustments to net income				31,019
Provision for income tax (expense) benefit				29,564
Net income (loss)				$(31,900)

Inter-segment revenues	$(19,814)	$(33,249)	$(620)
Interest revenue	$28,870	$8,605	$4,635

	Operating Results
Six Months Ended June 30, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings	$4,033	$4,217	$5,292	$13,542
Provision for income tax expense (benefit)	(1,383)	1,476	1,605	1,698
Operating earnings	$5,416	$2,741	$3,687	11,844
Adjustments for:
Net investment gains (losses)				(2,599)
Net derivative gains (losses)				148,651
Other adjustments to net income				(49,884)
Provision for income tax (expense) benefit				(33,809)
Net income (loss)				$74,203

Inter-segment revenues	$(3,134)	$(20,370)	$(774)
Interest revenue	$10,884	$8,852	$7,117
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Annuities	$26,043	$29,419	$53,736	$59,162
Life	(1,664)	12,010	8,264	24,648
Corporate & Other	2,936	3,963	5,639	8,111
Adjustments	20,277	101,269	(108,558)	153,119
Total	$47,592	$146,661	$(40,919)	$245,040

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2017	December 31, 2016
	(In thousands)
Annuities	$6,910,318	$6,708,803
Life	671,913	342,592
Corporate & Other	476,307	581,651
Total	$8,058,538	$7,633,046
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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,899,110		$4,063,828		$4,763,943		$3,969,485
Separate account value	$4,890,092		$4,062,291		$4,753,638		$3,968,482
Net amount at risk	$8,678	(4)	$177,819	(5)	$36,827	(4)	$209,926	(5)
Average attained age of contractholders	67 years		66 years		66 years		65 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

First MetLife Investors Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2016 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	June 30, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities:
U.S. corporate	$710,183	$28,663	$2,624	$—	$736,222	$709,694	$20,400	$8,283	$—	$721,811
U.S. government and agency	438,816	14,575	6,139	—	447,252	410,504	9,560	13,519	—	406,545
RMBS	255,152	4,615	1,673	—	258,094	238,676	2,033	2,322	—	238,387
Foreign corporate	244,748	4,600	4,949	—	244,399	237,412	2,998	8,070	—	232,340
CMBS	187,928	4,352	1,015	—	191,265	177,719	2,724	1,487	—	178,956
State and political subdivision	46,799	5,367	339	—	51,827	52,739	4,345	764	—	56,320
ABS	56,303	98	87	—	56,314	26,695	152	177	—	26,670
Foreign government	12,321	423	82	—	12,662	17,215	543	273	—	17,485
Total fixed maturity securities	$1,952,250	$62,693	$16,908	$—	$1,998,035	$1,870,654	$42,755	$34,895	$—	$1,878,514
The Company did not hold non-income producing fixed maturity securities at both June 30, 2017 and December 31, 2016.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$31,314	$387,861	$527,026	$506,666	$499,383	$1,952,250
Estimated fair value	$31,844	$397,887	$533,176	$529,455	$505,673	$1,998,035
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	June 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$125,846	$2,104	$18,494	$520	$250,559	$6,667	$17,745	$1,616
U.S. government and agency	287,352	6,139	—	—	342,150	13,519	—	—
RMBS	105,946	1,611	7,998	62	137,470	2,089	6,822	233
Foreign corporate	67,701	2,296	12,575	2,653	129,093	3,541	22,965	4,529
CMBS	34,462	689	3,819	326	42,661	1,068	3,729	419
State and political subdivision	12,638	339	—	—	20,709	764	—	—
ABS	34,842	87	—	—	17,504	177	—	—
Foreign government	3,067	13	925	69	7,189	148	868	125
Total fixed maturity securities	$671,854	$13,278	$43,811	$3,630	$947,335	$27,973	$52,129	$6,922
Total number of securities in an unrealized loss position	134		25		203		35
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $18.0 million during the six months ended June 30, 2017 to $16.9 million. The decrease in gross unrealized losses for the six months ended June 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At June 30, 2017, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$271,639	69.3%	$286,002	70.4%
Agricultural	121,897	31.1	121,858	30.0
Subtotal	393,536	100.4	407,860	100.4
Valuation allowances	(1,703)	(0.4)	(1,775)	(0.4)
Total mortgage loans, net	$391,833	100.0%	$406,085	100.0%
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
At both June 30, 2017 and December 31, 2016, the Company had no impaired mortgage loans and all mortgage loans were evaluated collectively for credit losses.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2017			2016
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In thousands)
Balance, beginning of period	$1,419	$356	$1,775	$578	$62	$640
Provision (release)	(74)	2	(72)	107	—	107
Balance, end of period	$1,345	$358	$1,703	$685	$62	$747

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
June 30, 2017
Loan-to-value ratios:
Less than 65%	$229,692	$32,294	$—	$261,986	96.4%
65% to 75%	9,653	—	—	9,653	3.6
Total	$239,345	$32,294	$—	$271,639	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$259,711	$15,614	$999	$276,324	96.6%
65% to 75%	9,678	—	—	9,678	3.4
Total	$269,389	$15,614	$999	$286,002	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$120,978	99.2%	$119,974	98.4%
65% to 75%	919	0.8	1,884	1.6
Total	$121,897	100.0%	$121,858	100.0%
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both June 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no past due and nonaccrual mortgage loans at both June 30, 2017 and December 31, 2016.
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and six months ended June 30, 2017 and 2016, there were no mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.3 million and $9.2 million at June 30, 2017 and December 31, 2016, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Fixed maturity securities	$45,786	$7,862
Derivatives	3,570	4,718
Subtotal	49,356	12,580
Amounts allocated from:
DAC and DSI	(17,100)	(5,800)
Deferred income tax benefit (expense)	(11,290)	(2,373)
Net unrealized investment gains (losses)	$20,966	$4,407
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2017
(In thousands)
Balance, beginning of period	$4,407
Unrealized investment gains (losses) during the period	36,776
Unrealized investment gains (losses) relating to:
DAC and DSI	(11,300)
Deferred income tax benefit (expense)	(8,917)
Balance, end of period	$20,966
Change in net unrealized investment gains (losses)	$16,559
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both June 30, 2017 and December 31, 2016.
Invested Assets on Deposit
Invested assets on deposit are presented below at estimated fair value for fixed maturity securities at:

	June 30, 2017	December 31, 2016
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,545	$1,507
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
Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either June 30, 2017 or December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$491,441	$491,441	$444,013	$444,013
Foreign corporate	6,146	6,146	5,884	5,884
Total	$497,587	$497,587	$449,897	$449,897
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Investment income:
Fixed maturity securities	$16,990	$11,703	$34,582	$23,853
Mortgage loans	4,138	1,766	8,526	3,512
Policy loans	1	1	1	1
Cash, cash equivalents and short-term investments	76	27	113	47
Other	131	75	280	200
Subtotal	21,336	13,572	43,502	27,613
Less: Investment expenses	793	439	1,551	880
Net investment income	$20,543	$13,133	$41,951	$26,733
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$—	$(870)
OTTI losses on fixed maturity securities recognized in earnings	—	—	—	(870)
Fixed maturity securities — net gains (losses) on sales and disposals	327	(894)	(972)	(1,692)
Total gains (losses) on fixed maturity securities	327	(894)	(972)	(2,562)
Equity securities — net gains (losses) on sales and disposals	—	6	—	6
Mortgage loans	52	(35)	35	(127)
Other	(13)	13	566	84
Total net investment gains (losses)	$366	$(910)	$(371)	$(2,599)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $2 thousand and $546 thousand for the three months and six months ended June 30, 2017, respectively, and $41 thousand and $30 thousand for the three months and six months ended June 30, 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In thousands)
Proceeds	$27,783	$12,957	$—	$183
Gross investment gains	$352	$107	$—	$6
Gross investment losses	(25)	(1,001)	—	—
OTTI losses	—	—	—	—
Net investment gains (losses)	$327	$(894)	$—	$6

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In thousands)
Proceeds	$170,101	$29,849	$—	$183
Gross investment gains	$1,015	$360	$—	$6
Gross investment losses	(1,987)	(2,052)	—	—
OTTI losses	—	(870)	—	—
Net investment gains (losses)	$(972)	$(2,562)	$—	$6
Related Party Investment Transactions
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $690 thousand and $1.38 million for the three months and six months ended June 30, 2017, respectively, and $429 thousand and $857 thousand for the three months and six months ended June 30, 2016, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$39,266	$3,810	$11	$33,930	$4,947	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency swaps	Foreign currency exchange rate	16,299	3,202	1	14,063	3,709	—
Total		$55,565	$7,012	$12	$47,993	$8,656	$—
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Freestanding derivatives and hedging gains (losses) (1)	$61	$1,292	$(146)	$2,174
Embedded derivatives gains (losses)	16,361	97,319	(114,968)	146,477
Total net derivative gains (losses)	$16,422	$98,611	$(115,114)	$148,651
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The Company recognized net investment income from settlement payments related to qualifying hedges of $133 thousand and $281 thousand for the three months and six months ended June 30, 2017, respectively, and $143 thousand and $267 thousand for the three months and six months ended June 30, 2016, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to nonqualifying hedges of $74 thousand and $158 thousand for the three months and six months ended June 30, 2017, respectively, and $57 thousand and $120 thousand for the three months and six months ended June 30, 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The amounts of net derivative gains (losses) from foreign currency exchange rate derivatives that were not designated or qualifying as hedging instruments were ($169) thousand and ($508) thousand for the three months and six months ended June 30, 2017, respectively, and $1.5 million and $2.5 million for the three months and six months ended June 30, 2016, respectively.
Cash Flow Hedges
The Company designates and accounts for foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets, as cash flow hedges, when they have met the requirements of cash flow hedging.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and six months ended June 30, 2017 and 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both June 30, 2017 and December 31, 2016.
At June 30, 2017 and December 31, 2016, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $3.6 million and $4.7 million, respectively.
Gains (losses) deferred in AOCI related to foreign currency swaps were ($727) thousand and ($1.1) million for the three months and six months ended June 30, 2017, respectively, and $2.2 million and $2.0 million for the three months and six months ended June 30, 2016, respectively. For the three months ended June 30, 2017, the amounts the Company reclassified into net derivatives gains (losses) related to foreign currency swaps were not significant. For the six months ended June 30, 2017, the Company reclassified $1 thousand into net derivative gains (losses) related to foreign currency swaps. For both the three months and six months ended June 30, 2016, $5 thousand was reclassified into net derivative gains (losses) related to foreign currency swaps. For the three months ended June 30, 2017, the amounts the Company recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges were not significant. For the six months ended June 30, 2017, $1 thousand was reclassified into net derivative gains (losses) representing the ineffective portion of all cash flow hedges. For both the three months and six months ended June 30, 2016, the amounts the Company recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges were not significant.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2017, the Company expected to reclassify $394 thousand of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,177	$12	$8,850	$—
Total gross estimated fair value of derivatives (1)	7,177	12	8,850	—
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	7,177	12	8,850	—
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(12)	(12)	—	—
Cash collateral: (3)
OTC-bilateral	(7,092)	—	(8,672)	—
Securities collateral: (4)
OTC-bilateral	—	—	—	—
Net amount after application of master netting agreements and collateral	$73	$—	$178	$—
______________

(1)
At June 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $165 thousand and $194 thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2017 and December 31, 2016, the Company received excess cash collateral of $682 thousand and $270 thousand, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At both June 30, 2017 and December 31, 2016, the Company did not receive or provide excess securities collateral.

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
At both June 30, 2017 and December 31, 2016, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral arrangements require both parties to be

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$365,130	$379,297

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(36,699)	$(23,740)
Fixed annuities with equity indexed returns	Policyholder account balances	386	—
Embedded derivatives within liability host contracts		$(36,313)	$(23,740)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net derivative gains (losses) (1), (2)	$16,361	$97,319	$(114,968)	$146,477
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($352) thousand and ($661) thousand for the three months and six months ended June 30, 2017, respectively, and $1.5 million and $3.2 million for the three months and six months ended June 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $3.8 million and $10.8 million for three months and six months ended June 30, 2017, respectively, and ($38.7) million and ($56.5) million for the three months and six months ended June 30, 2016, respectively.

(2)	See Note 10 for discussion of affiliated net derivative gains (losses).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	June 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$685,527	$50,695	$736,222
U.S. government and agency	323,923	123,329	—	447,252
RMBS	—	240,474	17,620	258,094
Foreign corporate	—	211,113	33,286	244,399
CMBS	—	185,957	5,308	191,265
State and political subdivision	—	51,827	—	51,827
ABS	—	51,382	4,932	56,314
Foreign government	—	12,662	—	12,662
Total fixed maturity securities	323,923	1,562,271	111,841	1,998,035
Derivative assets: (1)
Foreign currency exchange rate	—	7,012	—	7,012
Total derivative assets	—	7,012	—	7,012
Embedded derivatives within asset host contracts (2)	—	—	365,130	365,130
Separate account assets (3)	—	4,896,953	—	4,896,953
Total assets	$323,923	$6,466,236	$476,971	$7,267,130
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$12	$—	$12
Embedded derivatives within liability host contracts (2)	—	—	(36,313)	(36,313)
Total liabilities	$—	$12	$(36,313)	$(36,301)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$681,406	$40,405	$721,811
U.S. government and agency	289,186	117,359	—	406,545
RMBS	—	217,091	21,296	238,387
Foreign corporate	—	200,454	31,886	232,340
CMBS	—	173,763	5,193	178,956
State and political subdivision	—	56,320	—	56,320
ABS	—	21,736	4,934	26,670
Foreign government	—	17,485	—	17,485
Total fixed maturity securities	289,186	1,485,614	103,714	1,878,514
Derivative assets: (1)
Foreign currency exchange rate	—	8,656	—	8,656
Total derivative assets	—	8,656	—	8,656
Embedded derivatives within asset host contracts (2)	—	—	379,297	379,297
Separate account assets (3)	—	4,758,449	—	4,758,449
Total assets	$289,186	$6,252,719	$483,011	$7,024,916
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$—	$—	$—
Embedded derivatives within liability host contracts (2)	—	—	(23,740)	(23,740)
Total liabilities	$—	$—	$(23,740)	$(23,740)
______________

(1)
Derivative assets are presented within other invested assets on the balance sheets and derivative liabilities are presented within other liabilities on the balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the balance sheets.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2017.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
• payment priority within the tranche; deal performance
Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported net asset value “NAV” provided by the fund managers
______________

(1)	Estimated fair value equals carrying value, based on the value of the underlying assets, including mutual funds.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both June 30, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

					June 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	96	-	142	108	94	-	136	107	Increase
	•	Market pricing	•	Quoted prices (4)	74	-	111	98	75	-	110	97	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	59	-	100	85	56	-	111	86	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)					104	-	104	104	Increase (5)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	0.03%	-	0.47%		0.04%	-	0.57%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended June 30, 2017
Balance, beginning of period	$82,604	$30,327	$390,824
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	97	16,361
Total realized/unrealized gains (losses) included in AOCI	1,644	221	—
Purchases (5)	—	—	—
Sales (5)	(259)	(2,785)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,742)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$83,981	$27,860	$401,443
Three Months Ended June 30, 2016
Balance, beginning of period	$58,787	$13,430	$403,828
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(7)	44	97,319
Total realized/unrealized gains (losses) included in AOCI	1,951	(4)	—
Purchases (5)	1,291	—	—
Sales (5)	(53)	(227)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,581)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1,600)	(4,561)	—
Balance, end of period	$60,369	$8,682	$495,566
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$17	$115	$18,049
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(7)	$44	$99,044

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Six Months Ended June 30, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(14)	191	(114,968)
Total realized/unrealized gains (losses) included in AOCI	2,611	437	—
Purchases (5)	20,596	—	—
Sales (5)	(11,503)	(4,191)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	113,374
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$83,981	$27,860	$401,443
Six Months Ended June 30, 2016
Balance, beginning of period	$55,189	$13,862	$360,381
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(903)	66	146,477
Total realized/unrealized gains (losses) included in AOCI	3,248	(74)	—
Purchases (5)	1,951	21	—
Sales (5)	(174)	(338)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(11,292)
Transfers into Level 3 (6)	2,921	—	—
Transfers out of Level 3 (6)	(1,863)	(4,855)	—
Balance, end of period	$60,369	$8,682	$495,566
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$44	$217	$(112,893)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(903)	$65	$150,243
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$391,833	$—	$—	$394,367	$394,367
Premiums, reinsurance and other receivables	$28,811	$—	$5,000	$24,735	$29,735
Liabilities
Policyholder account balances	$1,182,095	$—	$—	$1,258,049	$1,258,049
Other liabilities	$3,957	$—	$3,957	$—	$3,957

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,085	$—	$—	$404,079	$404,079
Premiums, reinsurance and other receivables	$30,122	$—	$2,095	$30,272	$32,367
Liabilities
Policyholder account balances	$1,214,186	$—	$—	$1,283,338	$1,283,338
Other liabilities	$—	$—	$—	$—	$—
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Other Liabilities
Other liabilities consist primarily of payable for securities purchased. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are equal to carrying values.
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$5,725	$2,793	$8,518
OCI before reclassifications	20,198	(728)	19,470
Deferred income tax benefit (expense)	(7,070)	255	(6,815)
AOCI before reclassifications, net of income tax	18,853	2,320	21,173
Amounts reclassified from AOCI	(321)	1	(320)
Deferred income tax benefit (expense)	113	—	113
Amounts reclassified from AOCI, net of income tax	(208)	1	(207)
Balance, end of period	$18,645	$2,321	$20,966

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$28,562	$1,978	$30,540
OCI before reclassifications	28,539	2,184	30,723
Deferred income tax benefit (expense)	(9,990)	(764)	(10,754)
AOCI before reclassifications, net of income tax	47,111	3,398	50,509
Amounts reclassified from AOCI	823	(5)	818
Deferred income tax benefit (expense)	(288)	2	(286)
Amounts reclassified from AOCI, net of income tax	535	(3)	532
Balance, end of period	$47,646	$3,395	$51,041

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
7. Equity (continued)

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	25,658	(1,149)	24,509
Deferred income tax benefit (expense)	(8,981)	402	(8,579)
AOCI before reclassifications, net of income tax	18,017	2,320	20,337
Amounts reclassified from AOCI	966	1	967
Deferred income tax benefit (expense)	(338)	—	(338)
Amounts reclassified from AOCI, net of income tax	628	1	629
Balance, end of period	$18,645	$2,321	$20,966

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$3,333	$2,073	$5,406
OCI before reclassifications	65,681	2,038	67,719
Deferred income tax benefit (expense)	(22,989)	(713)	(23,702)
AOCI before reclassifications, net of income tax	46,025	3,398	49,423
Amounts reclassified from AOCI	2,494	(5)	2,489
Deferred income tax benefit (expense)	(873)	2	(871)
Amounts reclassified from AOCI, net of income tax	1,621	(3)	1,618
Balance, end of period	$47,646	$3,395	$51,041
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$321	$(885)	$(983)	$(2,556)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	62	17	62	Net investment income
Net unrealized investment gains (losses), before income tax	321	(823)	(966)	(2,494)
Income tax (expense) benefit	(113)	288	338	873
Net unrealized investment gains (losses), net of income tax	208	(535)	(628)	(1,621)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	(1)	5	(1)	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(1)	5	(1)	5
Income tax (expense) benefit	—	(2)	—	(2)
Gains (losses) on cash flow hedges, net of income tax	(1)	3	(1)	3
Total reclassifications, net of income tax	$207	$(532)	$(629)	$(1,618)
8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Compensation	$3,458	$2,174	$6,337	$4,600
Pension, postretirement and postemployment benefit costs	—	211	—	421
Commissions	7,200	4,315	13,501	8,247
Volume-related costs	255	1,199	1,261	2,365
Affiliated expenses on ceded reinsurance	—	2,410	4,523	4,814
Capitalization of DAC	(3,776)	(1,333)	(5,968)	(2,394)
Premium taxes, licenses and fees	552	268	900	1,467
Professional services	838	265	1,918	585
Rent and related expenses	141	273	284	549
Other	4,710	3,416	8,844	7,884
Total other expenses	$13,378	$13,198	$31,600	$28,538
Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Note 10 for a discussion of affiliated expenses included in the table above.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.6 million and $42 thousand at June 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.2 million at June 30, 2017. The Company did not have commitments to lend funds under private corporate bond investments at December 31, 2016.
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
The Company had no liability for indemnities, guarantees and commitments at both June 30, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

10. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In thousands)
MetLife	$(27,060)	$142,439	$(31,372)	$(19,410)

	Six Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In thousands)
MetLife	$(201,358)	$196,967	$(42,077)	$(31,893)
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
MetLife	$493,927	$383,755	$322,394	$99,641
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with its parent Brighthouse Insurance and certain MetLife, Inc. subsidiaries, including Metropolitan Life Insurance Company (“MLIC”) and MetLife Reinsurance Company of Vermont, all of which were related parties as of June 30, 2017.

Information regarding the significant effects of affiliated reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Premiums
Reinsurance ceded	$(26,503)	$(10,892)	$(36,347)	$(20,757)
Universal life and investment-type product policy fees
Reinsurance ceded	$(904)	$(914)	$(1,811)	$(1,827)
Other revenues
Reinsurance ceded	$(12,256)	$(7,254)	$(27,900)	$(13,907)
Policyholder benefits and claims
Reinsurance ceded	$(37,631)	$(23,848)	$(58,405)	$(40,920)
Interest credited to policyholder account balances
Reinsurance ceded	$(76)	$(93)	$(156)	$(154)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance ceded	$(271)	$(508)	$(449)	$(1,290)
Other expenses
Reinsurance ceded	$(1,930)	$(261)	$711	$(543)
Information regarding the significant effects of ceded affiliated reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2017	December 31, 2016
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$489,260	$321,868
Deferred policy acquisition costs and value of business acquired	(4,764)	(4,309)
Total assets	$484,496	$317,559
Liabilities
Other liabilities	$383,728	$99,641
Total liabilities	$383,728	$99,641
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $365.1 million and $211.2 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $10.1 million and ($15.2) million for the three months and six months ended June 30, 2017, respectively, and $65.0 million and $87.0 million for the three months and six months ended June 30, 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The Company ceded 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Insurance, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company recognized a loss of $84.4 million, net of income tax, as a result of these transactions. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s balance sheets. The embedded derivatives associated with the cession with MLIC are included within premiums, reinsurance and other receivables and were $0 and $168.1 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $0 and ($125.1) million for the three months and six months ended June 30, 2017, respectively, and $93.8 million and $140.6 million for the three months and six months ended June 30, 2016, respectively.
In May, 2017, the Company recaptured from MLIC risks related to multiple life products under yearly renewable term and coinsurance agreements, previously issued by the Company. This recapture resulted in an increase in cash and cash equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Insurance, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of the transaction.
Capital Support Arrangement
MetLife provides various capital support commitments and guarantees to the Brighthouse Financial, Inc. combined entities. Under this arrangement, MetLife has had a net worth maintenance agreement with the Company, pursuant to which MetLife agreed to cause the Company to meet specified capital and surplus levels and has guaranteed liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this net worth maintenance agreement was terminated on August 4, 2017.
Investment Transactions
In the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other operating expenses, were $8.6 million and $16.3 million for the three months and six months ended June 30, 2017, respectively, and $5.1 million and $10.6 million for the three months and six months ended June 30, 2016, respectively.
Broker-Dealer Transactions
The Company accrues related party revenues and expenses arising from transactions with affiliated broker-dealers whereby such affiliated broker-dealers sell the Company’s variable annuity and life products. The affiliated expense for the Company is commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The affiliated revenue for the Company is fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products, and the MetLife broker-dealers discontinued such distributions.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related broker-dealers for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In thousands)
Affiliated broker-dealers	$3,126	$2,430	$11,037	$7,599

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In thousands)
Affiliated broker-dealers	$5,980	$4,878	$16,966	$14,919
The following table summarizes assets and liabilities from transactions with affiliated broker-dealers at:

	June 30, 2017		December 31, 2016
	Fee Income Receivables	Secured Demand Notes	Fee Income Receivables	Secured Demand Notes
	(In thousands)
Affiliated broker-dealers	$—	$—	$934	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (Brighthouse Financial, Inc., together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with(i) the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Quarterly Report”) and (iv) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “— Forward-Looking Statements” and the section entitled “Risk Factors” included in the 2016 Annual Report and the First Quarter 2017 Quarterly Report, as well as the Risk Factors set forth in Part II, Item IA of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Business
Overview
The Company provides fixed and variable annuity products in New York and administers an in-force block of life insurance policies. In addition, we currently offer index-linked annuity products and universal life and plan to offer new term life insurance products in New York. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
The Separation
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former U.S. retail business. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.” Effective March 6, 2017, and in connection with the Separation, the Company changed its name from First MetLife Investors Insurance Company to Brighthouse Life Insurance Company of NY.
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance, Brighthouse NY, New England Life Insurance Company, Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the planned separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Insurance.
On July 28, 2017 MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to Brighthouse Financial, Inc., resulting in Brighthouse NY becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc., representing 80.8% of MetLife Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock.

Reinsurance Transactions
In May, 2017, the Company recaptured from Metropolitan Life Insurance Company (“MLIC”) risks related to multiple life products under yearly renewable term and coinsurance agreements, previously issued by the Company. This recapture resulted in an increase in cash and cash equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Insurance, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million, a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of the transaction.
Regulatory Developments
We are domiciled in New York and regulated by the New York Department of Financial Services. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Business — Regulation” and “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report, as amended in this Quarterly Report on Form 10-Q under this “Regulatory Developments” caption and “Risk Factors — Regulatory and Legal Risks.”
Department of Labor and ERISA Considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturer can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
As noted above, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. Contracts entered into prior to the applicability date of the new regulations are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
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
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, and as noted above, on June 29, 2017, the DOL issued a request for information related to the fiduciary rule and providing for a 30-day comment period on all issues raised by its request for information (excepting the 15-day comment period on delaying the January 1, 2018 applicability date discussed above). On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
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
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Financial Statements.
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
Results of Operations
In this report we present operating earnings as a financial measure that is not calculated in accordance with GAAP, along with other financial disclosures that we believe are relevant to understanding our results. See “— Non-GAAP and Other Financial Disclosures” for more detailed definitions of these measures.
Results for the Six Months Ended June 30, 2017 and 2016
Business Overview. Annuity sales increased 81% in the current period, compared to the prior period. This increase resulted primarily from sales of our index-linked annuities, which were previously issued by MLIC. This increase was partially offset by lower sales of single-premium immediate annuities and variable annuities with guaranteed minimum income benefit riders. Currently, we are not accepting new sales of traditional life products but continue to accept renewal premiums. In the second quarter of 2017, we began selling a new universal life product.
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

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Revenues
Premiums	$2,375	$29,704
Universal life and investment-type product policy fees	51,851	51,237
Net investment income	41,951	26,733
Other revenues	(21,611)	(8,686)
Net investment gains (losses)	(371)	(2,599)
Net derivative gains (losses)	(115,114)	148,651
Total revenues	(40,919)	245,040
Expenses
Policyholder benefits and claims	(20,005)	39,198
Interest credited to policyholder account balances	19,384	20,390
Capitalization of DAC	(5,968)	(2,394)
Amortization of DAC and VOBA	(18,798)	47,204
Other expenses	37,568	30,932
Total expenses	12,181	135,330
Income (loss) before provision for income tax	(53,100)	109,710
Provision for income tax expense (benefit)	(21,200)	35,507
Net income (loss)	$(31,900)	$74,203

The table below shows the components of net income (loss), in addition to operating earnings, for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Guaranteed minimum living benefits	$(83,485)	$96,664
Amortization of DAC and VOBA	74	187
Other derivative instruments	(691)	2,054
Net investment gains (losses)	(371)	(2,599)
Other adjustments	7	(138)
Operating earnings before provision for income tax	31,366	13,542
Income (loss) before provision for income tax	(53,100)	109,710
Provision for income tax expense (benefit)	(21,200)	35,507
Net income (loss)	$(31,900)	$74,203
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Overview. Despite an increase in operating earnings before provision for income tax of $17.8 million ($11.2 million, net of income tax), income (loss) before provision for income tax decreased $162.8 million ($106.1 million, net of income tax) compared to the prior period. This decrease was primarily due to unfavorable changes in our guaranteed minimum living benefits (“GMLBs”).
Guaranteed Minimum Living Benefits. We directly issue variable annuity products with GMLBs. All of the economic risk associated with these GMLBs is currently ceded under reinsurance agreements with Brighthouse Insurance. In the prior period, a portion of this risk was ceded to MLIC but was recaptured and novated to Brighthouse Insurance in January, 2017. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a minimal corresponding offset in the value of the directly written GMLBs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
An unfavorable change in the net impact from the direct and ceded GMLBs, including the DAC offset, decreased income (loss) before provision for income tax by $180.1 million ($117.1 million, net of income tax). This decrease from GMLBs was recognized primarily as follows:

•
a decrease of $136.1 million ($88.5 million, net of income tax), recognized in net derivative gains (losses), driven by the impact of interest rates declining less in the current period than in the prior period, as well as the impact of higher equity markets, on our embedded derivatives; and

•
a decrease of $125.1 million ($81.3 million, net of income tax), recognized in net derivative gains (losses), driven by the recapture, from an affiliate of MetLife, of ceded reinsurance agreements covering certain risks of our variable annuity business; partially offset by;

•	an increase of $63.8 million ($41.5 million, net of income tax) from lower DAC amortization; and

•	an increase of $17.3 million ($11.2 million, net of income tax) from lower insurance-related liabilities recognized in policyholder benefits and claims.
Excluding the impact of the charge recognized in the prior period related to the annual actuarial assumption review, GMLBs decreased income (loss) before provision for income tax by $156.7 million ($101.9 million, net of income tax). The $23.4 million ($15.2 million, net of income tax) unfavorable impact of the prior period annual actuarial assumption review was recognized as follows:

•	a decrease of $54.0 million ($35.1 million, net of income tax) recognized in net derivative gains (losses); partially offset by;

•	an increase of $19.1 million ($12.4 million, net of income tax) from the DAC amortization offset; and

•	an increase of $11.5 million ($7.5 million, net of income tax) from changes in policyholder behavior assumptions.

Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Unfavorable changes in the fair value of our foreign currency swaps decreased income (loss) before provision for income tax by $2.3 million ($1.5 million, net of income tax).
Changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. We began selling these index-linked annuities in the first quarter of 2017 and have recognized a decrease in income (loss) before provision for income tax of $385 thousand ($250 thousand, net of income tax) in the current period from changes in the fair value of these embedded derivatives.
Net Investment Gains (Losses). Favorable changes in net investment gains (losses) increased income (loss) before provision for income tax by $2.2 million ($1.4 million, net of income tax), primarily due to lower impairments on fixed maturity securities, lower losses on the sale of fixed maturity securities and higher net gains on foreign currency transactions in the current period, compared to the prior period.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2017 was $21.2 million, or 40% of income (loss) before provision for income tax, compared to income tax expense of $35.5 million, or 32% of income (loss) before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax increased $17.8 million ($11.2 million, net of income tax) in the current period, compared to the prior period. Operating earnings is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net income (loss)	$(31,900)	$74,203
Add: Provision for income tax expense (benefit)	(21,200)	35,507
Net income (loss) before provision for income tax	(53,100)	109,710
Less: Guaranteed minimum living benefits	(83,485)	96,664
Less: Amortization of DAC and VOBA	74	187
Less: Other derivative instruments	(691)	2,054
Less: Net investment gains (losses)	(371)	(2,599)
Less: Other adjustments	7	(138)
Operating earnings before provision for income tax	31,366	13,542
Less: Provision for income tax expense (benefit)	8,364	1,698
Operating earnings	$23,002	$11,844

Results for the Six Months Ended June 30, 2017 and 2016 — Operating

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Fee income	$80,493	$66,196
Net investment spread	14,201	13,619
Insurance-related activities	(22,181)	(25,973)
Amortization of DAC and VOBA	(9,547)	(11,898)
Other expenses, net of DAC capitalization	(31,600)	(28,402)
Operating earnings before provision for income tax	31,366	13,542
Provision for income tax expense (benefit)	8,364	1,698
Operating earnings	$23,002	$11,844
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. The $11.2 million increase in operating earnings was driven primarily by higher fee income, favorable underwriting experience, and lower DAC amortization, partially offset by higher expenses.
Fee Income. Higher fee income increased operating earnings by $9.3 million, primarily due to:

•	an increase of $6.3 million driven by higher amortization of the deferred ceded commission related to the recapture and novation of the variable annuity reinsurance previously ceded to MLIC; and

•	an increase of $2.1 million from the recapture in the current period of yearly renewable term life business previously ceded to MLIC.
Net Investment Spread. Higher net investment spread increased operating earnings by $378 thousand, primarily due to lower interest credited on policyholder account balances. Interest credited decreased primarily due to a combination of lower average policyholder account balances and lower crediting rates in our annuities business. In the fourth quarter of 2016, we recaptured a ceded reinsurance agreement covering single-premium deferred annuity contracts from MLIC. This recapture had an immaterial impact to net investment spread as the reduction from the elimination of interest credited payments on the related reinsurance receivable, recognized in other revenue, was mostly offset by a corresponding increase in net investment income resulting from an increase in the average invested asset base.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $2.5 million, primarily from favorable underwriting experience in our payout annuity business, partially offset by unfavorable underwriting experience in our life business.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $1.5 million, primarily due to the impact from the (i) charge recognized in the prior period related to changes in assumptions regarding separate account growth rates and (ii) higher average separate account balances in the current period resulting from favorable equity market performance, net of the effect of negative net flows. This decrease in amortization was partially offset by the impact from a favorable adjustment in the prior period related to our term life business. Excluding the impact of the annual actuarial assumption review in the prior period, amortization of DAC and VOBA increased operating earnings by $513 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $2.1 million, primarily due to the impacts from recaptures of ceded affiliated reinsurance agreements in our annuities and life businesses.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2017 was $8.4 million, or 27% of operating earnings before provision for income tax, compared to $1.7 million, or 13% of operating earnings before income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Financial Statements.

Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, we present a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
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
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude revenues from guaranteed minimum income benefits (“GMIB”) and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings, thereby excluding substantially all GMLB activity from operating earnings.
Operating Earnings
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses.
The following are excluded from total revenues, net of income tax, in calculating operating earnings:

•	Net investment gains (losses);

•	Net derivative gains (losses) except earned income on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are excluded from total expenses, net of income tax, in calculating operating earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC and VOBA related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
We present operating earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings is calculated from the GAAP statement of operations line items:

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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits, and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs, and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Other Financial Information — Operating Earnings” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further details regarding allocated equity and the use of an internal capital models.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation from MetLife, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse NY. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that may cause such differences include the risks, uncertainties and other factors identified in Brighthouse NY’s subsequent filings with the SEC. Although it is not possible to identify all of these risks and factors, they include, among others:

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse NY makes on related subjects in reports to the SEC.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15 (f) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report as amended or supplemented by such information in the First Quarter 2017 Report.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in MetLife, Inc.’s or Brighthouse Financial’s credit ratings and our financial strength ratings” included in the 2016 Annual Report.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
Brighthouse entered into a $2.0 billion five-year senior unsecured revolving credit facility, dated as of December 2, 2016 (the “revolving credit facility”), and a $600 million senior unsecured term loan facility, dated July 21, 2017 that matures on December 2, 2019 (the “term loan facility” and together with the revolving credit facility, the “Brighthouse Credit Facilities”), and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (collectively, the “2027 Senior Notes and 2047 Senior Notes”) on June 22, 2017 to third-party investors. The proceeds of the 2027 Senior Notes and 2047 Senior Notes reduced the commitments under our $3.0 billion three-year senior unsecured delayed draw term loan, dated as of December 2, 2016, by approximately $2.5 billion and the remaining commitments were refinanced by the term loan facility. The revolving credit facility is intended to provide significant support to Brighthouse’s liquidity position when alternative sources of credit are limited. The availability of these credit facilities could be critical to Brighthouse’s credit ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are limited. The Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth. The Brighthouse Credit Facilities also contain requirements to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by subsidiaries of Brighthouse following the distribution. Such requirements could restrict our operations and use of funds. Borrowings under the term loan facility may be accessed through August 15, 2017.
The right to borrow funds under the revolving credit facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the revolving credit facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the revolving credit facility, would restrict the ability to access such credit facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Department of Labor and ERISA considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and IRAs to individuals that are subject to ERISA or the Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. The request for information seeks public input that could lead to new exemptions or changes and revisions to the final rule. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions, leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contact requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019.
While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Department of Labor and ERISA Considerations.”
Item 4. Mine Safety Disclosures
Not applicable.

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
10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company of NY (formerly known as First MetLife Investors Insurance Company) is incorporated by reference to our Current Report on Form 8-K filed on August 10, 2017 (File No. 000-55705).

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
Date: August 10, 2017

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
10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company of NY (formerly known as First MetLife Investors Insurance Company) is incorporated by reference to our Current Report on Form 8-K filed on August 10, 2017 (File No. 000-55705).

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