Form 10-Q
period 2017-09-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2017-11-14
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 13, 2017, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were indirectly owned by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Index to the Interim Condensed Financial Statements and Notes

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited))	2
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements:	6
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	20
	Note 6 — Fair Value	26
	Note 7 — Equity	37
	Note 8 — Other Expenses	39
	Note 9 — Contingencies, Commitments and Guarantees	40
	Note 10 — Related Party Transactions	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 4.	Controls and Procedures	61

Part II — Other Information
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 4.	Mine Safety Disclosures	85
Item 6.	Exhibits	85

Signatures		86

Exhibit Index		E-1

Part I — Financial Information
Item 1. Financial StatementsPart I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,969,427 and $1,870,654, respectively)	$2,020,204	$1,878,514
Mortgage loans (net of valuation allowances of $1,679 and $1,775, respectively)	390,470	406,085
Other invested assets, at estimated fair value	5,366	8,656
Total investments	2,416,040	2,293,255
Cash and cash equivalents, principally at estimated fair value	92,011	18,583
Accrued investment income	19,587	16,626
Premiums, reinsurance and other receivables	569,094	354,939
Deferred policy acquisition costs and value of business acquired	126,035	85,173
Current income tax recoverable	60,754	57,736
Other assets	37,545	48,285
Separate account assets	4,957,400	4,758,449
Total assets	$8,278,466	$7,633,046
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$665,112	$627,007
Policyholder account balances	1,269,047	1,202,350
Other policy-related balances	12,686	7,285
Payables for collateral under derivative transactions	6,584	8,942
Deferred income tax liability	194,253	219,839
Other liabilities	495,046	112,441
Separate account liabilities	4,957,400	4,758,449
Total liabilities	7,600,128	6,936,313
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	340,931	340,931
Retained earnings	312,655	349,395
Accumulated other comprehensive income (loss)	22,752	4,407
Total stockholder's equity	678,338	696,733
Total liabilities and stockholder's equity	$8,278,466	$7,633,046
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$12,229	$11,769	$14,604	$41,473
Universal life and investment-type product policy fees	25,621	26,129	77,472	77,366
Net investment income	21,517	13,227	63,468	39,960
Other revenues	(12,479)	(4,873)	(34,090)	(13,559)
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	—	—	(870)
Other net investment gains (losses)	(674)	425	(1,045)	(1,304)
Total net investment gains (losses)	(674)	425	(1,045)	(2,174)
Net derivative gains (losses)	(34,583)	5,004	(149,697)	153,655
Total revenues	11,631	51,681	(29,288)	296,721
Expenses
Policyholder benefits and claims	17,609	6,737	(2,396)	45,935
Interest credited to policyholder account balances	10,030	10,095	29,414	30,485
Amortization of deferred policy acquisition costs and value of business acquired	(21,186)	9,143	(39,984)	56,347
Other expenses	16,076	13,472	47,676	42,010
Total expenses	22,529	39,447	34,710	174,777
Income (loss) before provision for income tax	(10,898)	12,234	(63,998)	121,944
Provision for income tax expense (benefit)	(6,058)	4,234	(27,258)	39,741
Net income (loss)	$(4,840)	$8,000	$(36,740)	$82,203
Comprehensive income (loss)	$(3,054)	$11,595	$(18,395)	$131,433
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(36,740)		(36,740)
Other comprehensive income (loss), net of income tax				18,345	18,345
Balance at September 30, 2017	$2,000	$340,931	$312,655	$22,752	$678,338

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$2,000	$340,931	$258,985	$5,406	$607,322
Net income (loss)			82,203		82,203
Other comprehensive income (loss), net of income tax				49,230	49,230
Balance at September 30, 2016	$2,000	$340,931	$341,188	$54,636	$738,755
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$100,188	$177,882
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	448,565	86,588
Mortgage loans	27,534	35,170
Purchases of:
Fixed maturity securities	(550,202)	(161,399)
Mortgage loans	(10,996)	(36,532)
Cash received in connection with freestanding derivatives	652	5
Cash paid in connection with freestanding derivatives	—	(25)
Net change in short-term investments	(10)	(11,984)
Net change in other invested assets	(5)	4
Other, net	—	183
Net cash provided by (used in) investing activities	(84,462)	(87,990)
Cash flows from financing activities
Policyholder account balances:
Deposits	156,291	38,195
Withdrawals	(96,231)	(121,726)
Net change in payables for collateral under derivative transactions	(2,358)	4,150
Net cash provided by (used in) financing activities	57,702	(79,381)
Change in cash and cash equivalents	73,428	10,511
Cash and cash equivalents, beginning of period	18,583	9,310
Cash and cash equivalents, end of period	$92,011	$19,821
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$11,512	$—
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse NY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include the Company and certain affiliates in the planned separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and the Company to Brighthouse Insurance. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to Brighthouse Financial, Inc., resulting in the Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a variable interest entities (“VIEs”) by changing how a reporting entity that is a single decision maker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s financial statements.
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The ASU (i) refines and expands the criteria for achieving hedge accounting on certain hedging strategies, (ii) requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, and (iii) eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU also makes other changes to simplify the application of existing guidance related to the assessment of hedge effectiveness and creates new disclosure requirements. The Company is currently evaluating the impact of this guidance on its financial statements.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted. The new guidance eliminates the prohibition on recognizing current or deferred income taxes related to inter-entity asset transfers other than inventory by requiring recognition when the transfer occurs. The adoption of this guidance will not have a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and has determined the most significant impacts will be to its mortgage loan investments. The Company is currently assessing the accounting and reporting system changes that will be required to comply with the guidance along with the overall impacts to its financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, the elimination of the cost method of accounting for equity method investments. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The adoption of this guidance will not have a material impact on the Company’s financial statements.
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
Financial Measures and Segment Accounting Policies
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings (loss), as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings (loss) should not be viewed as a substitute for net income (loss).
Operating earnings (loss) is a measure that focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products.
The following are excluded from total revenues in calculating operating earnings (loss):

•	Net investment gains (losses);

•	Net derivative gains (losses) except earned income on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

The following are excluded from total expenses in calculating operating earnings (loss):

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for operating earnings (loss) adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings (loss)	$32,517	$(6,754)	$1,185	$26,948
Provision for income tax expense (benefit)	9,451	(2,364)	100	7,187
Operating earnings (loss)	$23,066	$(4,390)	$1,085	19,761
Adjustments for:
Net investment gains (losses)				(674)
Net derivative gains (losses)				(34,583)
Other adjustments to net income				(2,589)
Provision for income tax (expense) benefit				13,245
Net income (loss)				$(4,840)

Inter-segment revenues	$(9,956)	$(7,158)	$(128)
Interest revenue	$13,865	$5,178	$2,554

	Operating Results
Three Months Ended September 30, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings (loss)	$7,039	$1,125	$2,364	$10,528
Provision for income tax expense (benefit)	1,709	393	1,685	3,787
Operating earnings (loss)	$5,330	$732	$679	6,741
Adjustments for:
Net investment gains (losses)				425
Net derivative gains (losses)				5,004
Other adjustments to net income				(3,723)
Provision for income tax (expense) benefit				(447)
Net income (loss)				$8,000

Inter-segment revenues	$(2,216)	$(10,146)	$(369)
Interest revenue	$5,470	$4,389	$3,441

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings (loss)	$54,304	$(2,742)	$6,752	$58,314
Provision for income tax expense (benefit)	14,710	(959)	1,800	15,551
Operating earnings (loss)	$39,594	$(1,783)	$4,952	42,763
Adjustments for:
Net investment gains (losses)				(1,045)
Net derivative gains (losses)				(149,697)
Other adjustments to net income				28,430
Provision for income tax (expense) benefit				42,809
Net income (loss)				$(36,740)

Inter-segment revenues	$(29,770)	$(40,407)	$(748)
Interest revenue	$42,735	$13,783	$7,189

	Operating Results
Nine Months Ended September 30, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax operating earnings (loss)	$11,072	$5,342	$7,656	$24,070
Provision for income tax expense (benefit)	326	1,869	3,290	5,485
Operating earnings (loss)	$10,746	$3,473	$4,366	18,585
Adjustments for:
Net investment gains (losses)				(2,174)
Net derivative gains (losses)				153,655
Other adjustments to net income				(53,607)
Provision for income tax (expense) benefit				(34,256)
Net income (loss)				$82,203

Inter-segment revenues	$(5,350)	$(30,516)	$(1,143)
Interest revenue	$16,354	$13,241	$10,558
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Annuities	$25,535	$26,147	$79,271	$85,309
Life	14,640	12,605	22,904	37,253
Corporate & Other	3,236	3,952	8,875	12,063
Adjustments	(31,780)	8,977	(140,338)	162,096
Total	$11,631	$51,681	$(29,288)	$296,721

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2017	December 31, 2016
	(In thousands)
Annuities	$7,072,659	$6,708,803
Life	677,134	342,592
Corporate & Other	528,673	581,651
Total	$8,278,466	$7,633,046
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
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,957,498		$4,109,524		$4,763,943		$3,969,485
Separate account value	$4,950,618		$4,108,620		$4,753,638		$3,968,482
Net amount at risk	$6,173	(4)	$192,765	(5)	$36,827	(4)	$209,926	(5)
Average attained age of contractholders	67 years		66 years		66 years		65 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	September 30, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities:
U.S. corporate	$720,553	$28,593	$2,105	$—	$747,041	$709,694	$20,400	$8,283	$—	$721,811
U.S. government and agency	443,711	14,289	5,650	—	452,350	410,504	9,560	13,519	—	406,545
RMBS	212,444	5,217	1,551	—	216,110	238,676	2,033	2,322	—	238,387
Foreign corporate	280,640	6,845	4,270	—	283,215	237,412	2,998	8,070	—	232,340
CMBS	190,873	3,963	1,006	—	193,830	177,719	2,724	1,487	—	178,956
State and political subdivision	55,652	6,235	365	—	61,522	52,739	4,345	764	—	56,320
ABS	52,203	129	108	—	52,224	26,695	152	177	—	26,670
Foreign government	13,351	586	25	—	13,912	17,215	543	273	—	17,485
Total fixed maturity securities	$1,969,427	$65,857	$15,080	$—	$2,020,204	$1,870,654	$42,755	$34,895	$—	$1,878,514
The Company did not hold non-income producing fixed maturity securities at both September 30, 2017 and December 31, 2016.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$34,501	$316,515	$636,160	$526,731	$455,520	$1,969,427
Estimated fair value	$34,926	$326,183	$644,560	$552,371	$462,164	$2,020,204
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

	September 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$111,585	$1,668	$20,362	$437	$250,559	$6,667	$17,745	$1,616
U.S. government and agency	307,530	5,121	7,589	529	342,150	13,519	—	—
RMBS	52,418	1,485	4,287	66	137,470	2,089	6,822	233
Foreign corporate	86,737	2,118	11,558	2,152	129,093	3,541	22,965	4,529
CMBS	37,490	678	3,816	328	42,661	1,068	3,729	419
State and political subdivision	11,349	365	—	—	20,709	764	—	—
ABS	22,225	108	—	—	17,504	177	—	—
Foreign government	391	8	976	17	7,189	148	868	125
Total fixed maturity securities	$629,725	$11,551	$48,588	$3,529	$947,335	$27,973	$52,129	$6,922
Total number of securities in an unrealized loss position	126		20		203		35
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $19.8 million during the nine months ended September 30, 2017 to $15.1 million. The decrease in gross unrealized losses for the nine months ended September 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At September 30, 2017, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$269,174	68.9%	$286,002	70.4%
Agricultural	122,975	31.5	121,858	30.0
Subtotal	392,149	100.4	407,860	100.4
Valuation allowances	(1,679)	(0.4)	(1,775)	(0.4)
Total mortgage loans, net	$390,470	100.0%	$406,085	100.0%
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
At both September 30, 2017 and December 31, 2016, the Company had no impaired mortgage loans and all mortgage loans were evaluated collectively for credit losses.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2017			2016
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In thousands)
Balance, beginning of period	$1,419	$356	$1,775	$578	$62	$640
Provision (release)	(101)	5	(96)	50	17	67
Balance, end of period	$1,318	$361	$1,679	$628	$79	$707

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
September 30, 2017
Loan-to-value ratios:
Less than 65%	$235,915	$23,619	$—	$259,534	96.4%
65% to 75%	6,613	—	—	6,613	2.5
76% to 80%	3,027	—	—	3,027	1.1
Total	$245,555	$23,619	$—	$269,174	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$259,711	$15,614	$999	$276,324	96.6%
65% to 75%	9,678	—	—	9,678	3.4
Total	$269,389	$15,614	$999	$286,002	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$122,062	99.3%	$119,974	98.4%
65% to 75%	913	0.7	1,884	1.6
Total	$122,975	100.0%	$121,858	100.0%
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both September 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no past due and nonaccrual mortgage loans at both September 30, 2017 and December 31, 2016.
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2017 and 2016, there were no mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $52.9 million and $9.2 million at September 30, 2017 and December 31, 2016, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Fixed maturity securities	$50,777	$7,862
Derivatives	2,423	4,718
Other	4	—
Subtotal	53,204	12,580
Amounts allocated from:
DAC and DSI	(18,200)	(5,800)
Deferred income tax benefit (expense)	(12,252)	(2,373)
Net unrealized investment gains (losses)	$22,752	$4,407
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2017
(In thousands)
Balance, beginning of period	$4,407
Unrealized investment gains (losses) during the period	40,624
Unrealized investment gains (losses) relating to:
DAC and DSI	(12,400)
Deferred income tax benefit (expense)	(9,879)
Balance, end of period	$22,752
Change in net unrealized investment gains (losses)	$18,345
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both September 30, 2017 and December 31, 2016.
Invested Assets on Deposit
Invested assets on deposit are presented below at estimated fair value for fixed maturity securities at:

	September 30, 2017	December 31, 2016
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,541	$1,507
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either September 30, 2017 or December 31, 2016.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$436,645	$436,645	$444,013	$444,013
Foreign corporate	6,262	6,262	5,884	5,884
Total	$442,907	$442,907	$449,897	$449,897
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Investment income:
Fixed maturity securities	$17,870	$11,801	$52,452	$35,654
Mortgage loans	4,110	1,727	12,636	5,240
Policy loans	4	4	5	5
Cash, cash equivalents and short-term investments	16	24	129	71
Other	318	141	598	340
Subtotal	22,318	13,697	65,820	41,310
Less: Investment expenses	801	470	2,352	1,350
Net investment income	$21,517	$13,227	$63,468	$39,960
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$—	$(870)
OTTI losses on fixed maturity securities recognized in earnings	—	—	—	(870)
Fixed maturity securities — net gains (losses) on sales and disposals	(711)	397	(1,683)	(1,295)
Total gains (losses) on fixed maturity securities	(711)	397	(1,683)	(2,165)
Equity securities — net gains (losses) on sales and disposals	—	—	—	6
Mortgage loans	6	87	41	(40)
Other	31	(59)	597	25
Total net investment gains (losses)	$(674)	$425	$(1,045)	$(2,174)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($7) thousand and $539 thousand for the three months and nine months ended September 30, 2017, respectively, and ($25) thousand and $5 thousand for the three months and nine months ended September 30, 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In thousands)
Proceeds	$214,635	$14,717	$—	$—
Gross investment gains	$512	$646	$—	$—
Gross investment losses	(1,223)	(249)	—	—
OTTI losses	—	—	—	—
Net investment gains (losses)	$(711)	$397	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
4. Investments (continued)

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In thousands)
Proceeds	$384,736	$44,566	$—	$183
Gross investment gains	$1,527	$1,006	$—	$6
Gross investment losses	(3,210)	(2,301)	—	—
OTTI losses	—	(870)	—	—
Net investment gains (losses)	$(1,683)	$(2,165)	$—	$6
Related Party Investment Transactions
There were no invested assets transferred during both the three months and nine months ended September 30, 2017. During both the three months and nine months ended September 30, 2016, the Company transferred mortgage loans with an estimated fair value of $1.5 million and amortized cost of $1.4 million to Metropolitan Life Insurance Company (“MLIC”), a former affiliate. Net investment gains (losses) recognized on these transfers was $64 thousand.
The Company receives investment administrative services from MLIC. The related investment administrative service charges were $704 thousand and $2.1 million for the three months and nine months ended September 30, 2017, respectively, and $453 thousand and $1.3 million for the three months and nine months ended September 30, 2016, respectively.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in other comprehensive income (loss) (“OCI”) (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$53,371	$2,674	$559	$33,930	$4,947	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency swaps	Foreign currency exchange rate	16,299	2,692	149	14,063	3,709	—
Total		$69,670	$5,366	$708	$47,993	$8,656	$—
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Freestanding derivatives and hedging gains (losses) (1)	$(329)	$71	$(475)	$2,245
Embedded derivatives gains (losses)	(34,254)	4,933	(149,222)	151,410
Total net derivative gains (losses)	$(34,583)	$5,004	$(149,697)	$153,655
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The Company recognized net investment income from settlement payments related to qualifying hedges of $149 thousand and $430 thousand for the three months and nine months ended September 30, 2017, respectively, and $143 thousand and $410 thousand for the three months and nine months ended September 30, 2016, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to nonqualifying hedges of $81 thousand and $239 thousand for the three months and nine months ended September 30, 2017, respectively, and $73 thousand and $193 thousand for the three months and nine months ended September 30, 2016, respectively.
Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The amounts of net derivative gains (losses) from foreign currency exchange rate derivatives that were not designated or qualifying as hedging instruments were ($545) thousand and ($1.1) million for the three months and nine months ended September 30, 2017, respectively, and $118 thousand and $2.6 million for the three months and nine months ended September 30, 2016, respectively.
Cash Flow Hedges
The Company designates and accounts for foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets, as cash flow hedges, when they have met the requirements of cash flow hedging.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and nine months ended September 30, 2017 and 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both September 30, 2017 and December 31, 2016.
At September 30, 2017 and December 31, 2016, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $2.4 million and $4.7 million, respectively.
Gains (losses) deferred in AOCI related to foreign currency swaps were ($1.2) million and ($2.3) million for the three months and nine months ended September 30, 2017, respectively, and ($579) thousand and $1.5 million for the three months and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2017, the amounts the Company reclassified into net derivatives gains (losses) related to foreign currency swaps were $0. For the nine months ended September 30, 2017, the Company reclassified $1 thousand into net derivative gains (losses) related to foreign currency swaps. For the three months ended September 30, 2016, the amounts reclassified into net derivative gains (losses) related to foreign currency swaps were not significant. For the nine months ended September 30, 2016, $5 thousand was reclassified into net derivative gains (losses) related to foreign currency swaps. For the three months ended September 30, 2017, $1 thousand was reclassified into net derivative gains (losses) representing the ineffective portion of all cash flow hedges. For the nine months ended September 30, 2017, $2 thousand was reclassified into net derivative gains (losses) representing the ineffective portion of all cash flow hedges. For both the three months and nine months ended September 30, 2016, the amounts the Company recognized in net derivative gains (losses) representing the ineffective portion of all cash flow hedges were not significant.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2017, the Company expects to reclassify $204 thousand of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,598	$674	$8,850	$—
Total gross estimated fair value of derivatives (1)	5,598	674	8,850	—
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	5,598	674	8,850	—
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(674)	(674)	—	—
Cash collateral: (3)
OTC-bilateral	(4,857)	—	(8,672)	—
Securities collateral: (4)
OTC-bilateral	—	—	—	—
Net amount after application of master netting agreements and collateral	$67	$—	$178	$—
______________

(1)
At September 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $232 thousand and $194 thousand, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($34) thousand and $0, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2017 and December 31, 2016, the Company received excess cash collateral of $1.7 million and $270 thousand, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company did not receive excess securities collateral. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $315 thousand and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation.

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
At both September 30, 2017 and December 31, 2016, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral arrangements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
Embedded Derivatives
The Company issues certain products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and fixed annuities with equity-indexed returns.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$321,524	$379,297

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(44,099)	$(23,740)
Fixed annuities with equity indexed returns	Policyholder account balances	4,600	—
Embedded derivatives within liability host contracts		$(39,499)	$(23,740)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net derivative gains (losses) (1), (2)	$(34,254)	$4,933	$(149,222)	$151,410
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $1.7 million and $1.0 million for the three months and nine months ended September 30, 2017, respectively, and ($593) thousand and $2.6 million for the three months and nine months ended September 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($43.6) million and ($32.8) million for the three months and nine months ended September 30, 2017, respectively, and $5.6 million and ($50.9) million for the three months and nine months ended September 30, 2016, respectively.

(2)	See Note 10 for discussion of related party net derivative gains (losses).

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	September 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$692,907	$54,134	$747,041
U.S. government and agency	328,860	123,490	—	452,350
RMBS	—	202,001	14,109	216,110
Foreign corporate	—	248,270	34,945	283,215
CMBS	—	188,567	5,263	193,830
State and political subdivision	—	61,522	—	61,522
ABS	—	47,298	4,926	52,224
Foreign government	—	13,912	—	13,912
Total fixed maturity securities	328,860	1,577,967	113,377	2,020,204
Derivative assets: (1)
Foreign currency exchange rate	—	5,366	—	5,366
Total derivative assets	—	5,366	—	5,366
Embedded derivatives within asset host contracts (2)	—	—	321,524	321,524
Separate account assets (3)	—	4,957,400	—	4,957,400
Total assets	$328,860	$6,540,733	$434,901	$7,304,494
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$708	$—	$708
Embedded derivatives within liability host contracts (2)	—	—	(39,499)	(39,499)
Total liabilities	$—	$708	$(39,499)	$(38,791)

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
Investments
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Accounting Officer periodically reports to the Audit Committee of Brighthouse’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2017.
MLIA also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, MLIA will use the last available price.
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2017.
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to Brighthouse Financial, Inc.’s overall financial strength.
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
The Company ceded to a former affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above. These reinsurance agreements contain embedded derivatives and are included within premiums, reinsurance and other receivables on the balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both September 30, 2017 and December 31, 2016.

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

					September 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	96	-	140	107	94	-	136	107	Increase
	•	Market pricing	•	Quoted prices (4)	74	-	110	98	75	-	110	97	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	59	-	100	83	56	-	111	86	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)					104	-	104	104	Increase (5)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	0.66%	-	1.59%		0.04%	-	0.57%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended September 30, 2017
Balance, beginning of period	$83,981	$27,860	$401,443
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	105	(34,254)
Total realized/unrealized gains (losses) included in AOCI	788	107	—
Purchases (5)	4,895	—	—
Sales (5)	(566)	(3,774)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(6,166)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$89,079	$24,298	$361,023
Three Months Ended September 30, 2016
Balance, beginning of period	$60,369	$8,682	$495,566
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	416	83	4,933
Total realized/unrealized gains (losses) included in AOCI	(273)	(90)	—
Purchases (5)	—	808	—
Sales (5)	(2,704)	(445)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(6,140)
Transfers into Level 3 (6)	—	4,312	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$57,808	$13,350	$494,359
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$(19)	$105	$(28,782)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$(26)	$83	$6,029

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Nine Months Ended September 30, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(74)	296	(149,222)
Total realized/unrealized gains (losses) included in AOCI	3,618	544	—
Purchases (5)	14,549	—	—
Sales (5)	(1,305)	(7,965)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	107,208
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$89,079	$24,298	$361,023
Nine Months Ended September 30, 2016
Balance, beginning of period	$55,189	$13,862	$360,381
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(60)	213	151,410
Total realized/unrealized gains (losses) included in AOCI	2,819	(207)	—
Purchases (5)	2,029	829	—
Sales (5)	(306)	(1,347)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(17,432)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1,863)	—	—
Balance, end of period	$57,808	$13,350	$494,359
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$1	$322	$(141,675)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$(59)	$212	$156,272
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(3)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivatives gains (losses).

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$390,470	$—	$—	$390,862	$390,862
Premiums, reinsurance and other receivables	$22,697	$—	$2,453	$24,735	$27,188
Liabilities
Policyholder account balances	$1,170,350	$—	$—	$1,160,784	$1,160,784

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,085	$—	$—	$404,079	$404,079
Premiums, reinsurance and other receivables	$30,122	$—	$2,095	$30,272	$32,367
Liabilities
Policyholder account balances	$1,214,186	$—	$—	$1,283,338	$1,283,338
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
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$18,645	$2,321	$20,966
OCI before reclassifications	3,183	(1,145)	2,038
Deferred income tax benefit (expense)	(1,114)	401	(713)
AOCI before reclassifications, net of income tax	20,714	1,577	22,291
Amounts reclassified from AOCI	712	(2)	710
Deferred income tax benefit (expense)	(249)	—	(249)
Amounts reclassified from AOCI, net of income tax	463	(2)	461
Balance, end of period	$21,177	$1,575	$22,752

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$47,646	$3,395	$51,041
OCI before reclassifications	6,569	(579)	5,990
Deferred income tax benefit (expense)	(2,337)	202	(2,135)
AOCI before reclassifications, net of income tax	51,878	3,018	54,896
Amounts reclassified from AOCI	(398)	—	(398)
Deferred income tax benefit (expense)	138	—	138
Amounts reclassified from AOCI, net of income tax	(260)	—	(260)
Balance, end of period	$51,618	$3,018	$54,636

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
7. Equity (continued)

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	28,841	(2,294)	26,547
Deferred income tax benefit (expense)	(10,095)	803	(9,292)
AOCI before reclassifications, net of income tax	20,086	1,576	21,662
Amounts reclassified from AOCI	1,678	(1)	1,677
Deferred income tax benefit (expense)	(587)	—	(587)
Amounts reclassified from AOCI, net of income tax	1,091	(1)	1,090
Balance, end of period	$21,177	$1,575	$22,752

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$3,333	$2,073	$5,406
OCI before reclassifications	72,250	1,459	73,709
Deferred income tax benefit (expense)	(25,326)	(511)	(25,837)
AOCI before reclassifications, net of income tax	50,257	3,021	53,278
Amounts reclassified from AOCI	2,096	(5)	2,091
Deferred income tax benefit (expense)	(735)	2	(733)
Amounts reclassified from AOCI, net of income tax	1,361	(3)	1,358
Balance, end of period	$51,618	$3,018	$54,636
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(711)	$398	$(1,694)	$(2,158)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	—	16	62	Net investment income
Net unrealized investment gains (losses), before income tax	(712)	398	(1,678)	(2,096)
Income tax (expense) benefit	249	(138)	587	735
Net unrealized investment gains (losses), net of income tax	(463)	260	(1,091)	(1,361)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	2	—	1	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	—	1	5
Income tax (expense) benefit	—	—	—	(2)
Gains (losses) on cash flow hedges, net of income tax	2	—	1	3
Total reclassifications, net of income tax	$(461)	$260	$(1,090)	$(1,358)
8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Compensation	$3,640	$1,752	$9,977	$6,352
Pension, postretirement and postemployment benefit costs	—	187	—	608
Commissions	9,584	4,289	23,085	12,536
Volume-related costs	1,692	1,288	2,953	3,653
Related party expenses on ceded reinsurance	—	2,984	4,523	7,798
Capitalization of DAC	(5,111)	(1,194)	(11,079)	(3,588)
Premium taxes, licenses and fees	762	640	1,662	2,107
Professional services	874	427	2,792	1,012
Rent and related expenses	84	273	368	822
Other	4,551	2,826	13,395	10,710
Total other expenses	$16,076	$13,472	$47,676	$42,010
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 10 for a discussion of related party expenses included in the table above.

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company's financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company's net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $42 thousand at both September 30, 2017 and December 31, 2016.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $15.2 million at September 30, 2017. The Company did not have commitments to lend funds under private corporate bond investments at December 31, 2016.
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
The Company had no liability for indemnities, guarantees and commitments at both September 30, 2017 and December 31, 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)

10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income	$(65,249)	$(31,068)	$(266,607)	$165,899
Expense	$(6,496)	$(11,887)	$(48,573)	$(43,780)
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	September 30, 2017	December 31, 2016
	(In thousands)
Assets	$534,026	$322,394
Liabilities	$471,696	$99,641
The material arrangements between the Company and its related parties are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and certain MetLife, Inc. subsidiaries, including MLIC and MetLife Reinsurance Company of Vermont, all of which were related parties as of September 30, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Premiums
Reinsurance ceded	$(7,000)	$(10,273)	$(43,347)	$(31,030)
Universal life and investment-type product policy fees
Reinsurance ceded	$(908)	$(911)	$(2,719)	$(2,738)
Other revenues
Reinsurance ceded	$(15,666)	$(7,567)	$(43,566)	$(21,474)
Policyholder benefits and claims
Reinsurance ceded	$(14,580)	$(16,678)	$(72,985)	$(57,597)
Interest credited to policyholder account balances
Reinsurance ceded	$(71)	$(88)	$(227)	$(242)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance ceded	$(186)	$(913)	$(635)	$(2,203)
Other expenses
Reinsurance ceded	$(1,932)	$349	$(1,221)	$(194)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	September 30, 2017	December 31, 2016
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$534,601	$321,868
Deferred policy acquisition costs and value of business acquired	(4,912)	(4,309)
Total assets	$529,689	$317,559
Liabilities
Other liabilities	$471,669	$99,641
Total liabilities	$471,669	$99,641
The Company cedes risks to Brighthouse Insurance related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $321.5 million and $211.2 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($44.1) million and ($59.3) million for the three months and nine months ended September 30, 2017, respectively, and ($9.8) million and $77.2 million for the three months and nine months ended September 30, 2016, respectively.

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
In May 2017, the Company recaptured from MLIC risks related to multiple life products under yearly renewable term and coinsurance agreements, previously issued by the Company. This recapture resulted in an increase in cash and cash equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Insurance, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of this transaction.
Capital Support Arrangement
MetLife previously had a net worth maintenance agreement with the Company, pursuant to which MetLife agreed to cause the Company to meet specified capital and surplus levels and had guaranteed liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this net worth maintenance agreement was terminated on August 4, 2017.
Investment Transactions
Prior to the Separation, the Company had extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. In 2017, the Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $10.2 million and $26.5 million for the three months and nine months ended September 30, 2017, respectively, and $5.2 million and $15.8 million for the three months and nine months ended September 30, 2016, respectively.
Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s variable annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Fee income	$3,183	$2,531	$9,163	$7,409
Commission expense	$10,246	$8,126	$27,212	$23,045
The following table summarizes assets and liabilities from transactions with related party broker-dealers as follow at:

	September 30, 2017	December 31, 2016
	(In thousands)
Fee income receivables	$1,040	$934

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse NY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. Brighthouse NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (“Brighthouse Insurance”), which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (Brighthouse Financial, Inc., together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”); (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017 (the “Quarterly Reports on Form 10-Q”) and (iv) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “— Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8% of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Business
Overview
The Company offers fixed, index-linked and variable annuity products, as well as universal and term life products, in New York. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance, Brighthouse NY, New England Life Insurance Company, Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Insurance.
On July 28, 2017 MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to Brighthouse Financial, Inc., resulting in Brighthouse NY becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.

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
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services (“NYDFS”). We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See below under this “Regulatory Developments” caption, “Business — Regulation” included in the 2016 Annual Report, as well as “Risk Factors — Regulatory and Legal Risks” included in this Quarterly Report on Form 10-Q.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, a number of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union (the “Policy Statement”). The Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of credit required for full credit for reinsurance cessions to European Union (“EU”) reinsurers. It also states that the U.S. expects that the group capital calculation under development by the National Association of Insurance Commissioners (“NAIC”) will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect the consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment to be periodically conducted; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, in December 2017, the NAIC will consider the adoption of the Insurance Data Security Model Law, which was adopted by two sub-committees on August 7, 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016, that became applicable on June 9, 2017. As initially adopted, these rules substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.

In connection with the promulgation of the revised fiduciary rules, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the Best Interest Contract Exemption (“BIC”), a new prohibited transaction exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial conduct standard) were delayed until January 1, 2018. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
MetLife sold MPCG, its former Retail segment’s proprietary distribution channel, in July 2016 to MassMutual to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, 2017, the DOL filed with the Office of Management and Budget (“OMB”) to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation, regulations or exemptions may be introduced or enacted or the impact of any such legislation, regulations or exemptions on our results of operations and financial condition.

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
Federal Tax Reform Initiatives
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. Tax reform could modify or eliminate items from which we derive, and anticipate continuing to derive, tax benefits from, including but not limited to tax exempt investment income, DRDs, various tax credits, interest expense deductions and insurance reserve deductions.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code.  The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including (1) a modification of the calculation of the dividends received deduction (“DRD”), (2) a change in how deductions are determined for insurance reserves, (3) an increase in the amount of policy acquisition expense (also called tax “DAC”), (4) limitations on the use of  net operating losses (“NOLs”), and (5) limitations on deductions for net interest expense.
On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC.  The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted.  It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.
The likelihood of enactment of the House Proposed Tax Bill or other tax reform proposals is uncertain at this time.

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
In applying our accounting policies we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in the 2016 Annual Report, and certain additional information is provided below.
Actuarial Assumption Review
For the 2017 variable annuity review we (i) made certain changes to policyholder behavior; (ii) harmonized models and assumptions between GAAP and statutory; and (iii) reflected Brighthouse specific variables after the completion of the Separation. The policyholder behavior updates were for lapse assumptions on all variable annuities with living benefits, and withdrawal assumptions on guaranteed minimum withdrawal benefits to reflect contract age, in addition to client age over time. This change resulted in earlier client withdrawals for guaranteed minimum withdrawal benefits (“GMWBs”) contracts. This policyholder behavior update was in part informed by the recent quantitative impact study conducted as part of the NAIC variable annuity reserve and capital reform initiative that is still under development. In the harmonization category of changes, on economic assumptions, we lowered our return assumption from 6.75-7.0% to 6.25-6.75% for separate account funds, consistent with Brighthouse’s base case projections which are the basis for Brighthouse setting its financial targets. Additionally, in this category, we refined the DAC model time horizon to be harmonized with the estimated weighted average life of the liabilities. In the third and final category, triggered by the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment in the valuation of our embedded derivative liabilities to be based on Brighthouse’s creditworthiness instead of that of MetLife. See “Summary of Critical Accounting Estimates — Derivatives — Nonperformance Risk Adjustment.”
Derivatives - Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, was previously determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps.
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. The credit spread was determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength of the Company as compared to Brighthouse Financial, Inc’s overall financial strength.
The same credit spread is also used in the valuation of our embedded derivative assets in our ceded variable annuity reinsurance treaties with Brighthouse Life Insurance Company.

See Note 5 of the Notes to the Interim Condensed Financial Statements for additional information on our embedded derivatives.
Results of Operations
In this report we present operating earnings (loss) as a financial measure that is not calculated in accordance with GAAP, along with other financial disclosures that we believe are relevant to understanding our results. See “— Non-GAAP and Other Financial Disclosures” for more detailed definitions of these measures.
Results for the Nine Months Ended September 30, 2017 and 2016
Business Overview. Annuity sales increased 119% in the current period, compared to the prior period. This increase resulted primarily from sales of our Shield annuities, previously issued by MLIC, which we began selling in the first quarter of 2017. This increase was partially offset by lower sales of our variable annuities with guaranteed minimum withdrawal and guaranteed minimum income benefits, as well as lower sales of single-premium immediate annuities. Currently, we are not accepting new sales of traditional life products but continue to accept renewal premiums. In the second quarter of 2017, we began selling a new universal life product.
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

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Revenues
Premiums	$14,604	$41,473
Universal life and investment-type product policy fees	77,472	77,366
Net investment income	63,468	39,960
Other revenues	(34,090)	(13,559)
Net investment gains (losses)	(1,045)	(2,174)
Net derivative gains (losses)	(149,697)	153,655
Total revenues	(29,288)	296,721
Expenses
Policyholder benefits and claims	(2,396)	45,935
Interest credited to policyholder account balances	29,414	30,485
Capitalization of DAC	(11,079)	(3,588)
Amortization of DAC and VOBA	(39,984)	56,347
Other expenses	58,755	45,598
Total expenses	34,710	174,777
Income (loss) before provision for income tax	(63,998)	121,944
Provision for income tax expense (benefit)	(27,258)	39,741
Net income (loss)	$(36,740)	$82,203

The table below shows the components of net income (loss), in addition to operating earnings (loss), for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Guaranteed minimum living benefits	$(120,347)	$98,053
Amortization of DAC and VOBA	172	89
Other derivative instruments	(1,100)	2,052
Net investment gains (losses)	(1,045)	(2,174)
Other adjustments	8	(146)
Operating earnings (loss) before provision for income tax	58,314	24,070
Income (loss) before provision for income tax	(63,998)	121,944
Provision for income tax expense (benefit)	(27,258)	39,741
Net income (loss)	$(36,740)	$82,203
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Overview. Income (loss) before provision for income tax decreased $185.9 million ($118.9 million, net of income tax) primarily due to unfavorable changes in our guaranteed minimum living benefits (“GMLBs”), partially offset by higher operating earnings (loss).
Guaranteed Minimum Living Benefits. We directly issue variable annuity products with GMLBs. All of the economic risk associated with these GMLBs is currently ceded under reinsurance agreements with Brighthouse Insurance. In the prior period, a portion of this risk was ceded to MLIC but was recaptured and novated to Brighthouse Insurance in January 2017. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a minimal corresponding offset in the value of the directly written GMLBs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
An unfavorable change in the net impact from the direct and ceded GMLBs, including the DAC offset, decreased income (loss) before provision for income tax by $218.4 million ($142.0 million, net of income tax). This decrease from GMLBs resulted primarily from the following:

•
a decrease of $175.2 million ($113.9 million, net of income tax), recognized in net derivative gains (losses), driven by the impact of interest rates declining less in the current period than in the prior period, as well as the impact of higher equity markets, on our embedded derivatives; and

•
a decrease of $125.1 million ($81.3 million, net of income tax), recognized in net derivative gains (losses), driven by the recapture, from MLIC, of ceded reinsurance agreements covering certain risks of our variable annuity business; partially offset by

•	an increase of $76.2 million ($49.5 million, net of income tax) from lower DAC amortization.
The above decrease in net derivative gains (losses) includes $4.6 million of unfavorable changes from embedded derivatives related to our Shield annuities. In connection with the transition to our new variable annuity hedging program, changes in the Shield annuity embedded derivatives are included in the GMLB results beginning in the third quarter of 2017 on a prospective basis.
Excluding the impact of the annual actuarial assumption review, GMLBs decreased income (loss) before provision for income tax by $161.0 million ($104.7 million, net of income tax). The $57.4 million ($37.3 million, net of income tax) unfavorable impact from the annual actuarial assumption review was primarily due to:

•	a decrease of $82.4 million ($53.6 million, net of income tax) recognized in net derivative gains (losses) driven mostly by changes regarding lapse and withdrawal rates; partially offset by;

•	an increase of $25.1 million ($16.3 million, net of income tax) from the DAC amortization offset.

Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S. dollar denominated liabilities. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Unfavorable changes in the fair value of our foreign currency swaps decreased income (loss) before provision for income tax by $2.8 million ($1.8 million, net of income tax) as a result of the U.S. dollar weakening more in the current period when compared to the prior period.
Changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. Changes in the fair value of the related embedded derivatives for the six months ended June 30, 2017 are included in other derivative instruments and decreased income (loss) before provision for income tax by $385 thousand ($250 thousand, net of income tax). As noted above, changes in the fair value of the Shield annuity embedded derivatives have been included in Guaranteed Minimum Living Benefits beginning in the third quarter of 2017.
Net Investment Gains (Losses). Favorable changes in net investment gains (losses) increased income (loss) before provision for income tax by $1.1 million ($734 thousand, net of income tax), primarily due to lower impairments on fixed maturity securities and higher net gains on foreign currency transactions, partially offset by higher net losses on sales of fixed maturity securities.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2017 was $27.3 million, or 43% of income (loss) before provision for income tax, compared to income tax expense of $39.7 million, or 33% of income (loss) before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
Operating Earnings (Loss). As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings (loss), which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings (loss), as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings (loss) allows analysis of our performance and facilitates comparisons to industry results. Operating earnings (loss) should not be viewed as a substitute for net income (loss). Operating earnings (loss) before provision for income tax increased $34.2 million ($24.2 million, net of income tax) in the current period, compared to the prior period. Operating earnings (loss) is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings (loss)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net income (loss)	$(36,740)	$82,203
Add: Provision for income tax expense (benefit)	(27,258)	39,741
Net income (loss) before provision for income tax	(63,998)	121,944
Less: Guaranteed minimum living benefits	(120,347)	98,053
Less: Amortization of DAC and VOBA	172	89
Less: Other derivative instruments	(1,100)	2,052
Less: Net investment gains (losses)	(1,045)	(2,174)
Less: Other adjustments	8	(146)
Operating earnings (loss) before provision for income tax	58,314	24,070
Less: Provision for income tax expense (benefit)	15,551	5,485
Operating earnings (loss)	$42,763	$18,585

Results for the Nine Months Ended September 30, 2017 and 2016 — Operating

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Fee income	$118,293	$99,393
Net investment spread	21,289	19,971
Insurance-related activities	(38,498)	(38,252)
Amortization of DAC and VOBA	4,906	(15,167)
Other expenses, net of DAC capitalization	(47,676)	(41,875)
Operating earnings (loss) before provision for income tax	58,314	24,070
Provision for income tax expense (benefit)	15,551	5,485
Operating earnings (loss)	$42,763	$18,585

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. The $24.2 million increase in operating earnings (loss) was driven primarily by lower DAC amortization and higher fee income, partially offset by higher expenses. Excluding the impacts of the annual actuarial assumption review in our annuities business, operating earnings (loss) increased $7.4 million.
Fee Income. Higher fee income increased operating earnings (loss) by $12.3 million, primarily due to:

•	an increase of $9.3 million from higher amortization of the deferred ceded commission related to the recapture and novation of the variable annuity reinsurance previously ceded to MLIC; and

•	an increase of $2.1 million from the recapture in the current period of yearly renewable term life business previously ceded to MLIC.
Net Investment Spread. Higher net investment spread increased operating earnings (loss) by $857 thousand, primarily due to lower interest credited on policyholder account balances. Interest credited decreased primarily due to a combination of lower average policyholder account balances and lower crediting rates in our annuities business. In the fourth quarter of 2016, we recaptured a ceded reinsurance agreement covering single-premium deferred annuity contracts from MLIC. This recapture had an immaterial impact to net investment spread as the reduction from the elimination of interest credited payments on the related reinsurance receivable, recognized in other revenue, was mostly offset by a corresponding increase in net investment income resulting from an increase in the average invested asset base.
Insurance-Related Activities. Insurance-related activities decreased operating earnings (loss) by $160 thousand as unfavorable underwriting experience in our life business as a result of affiliated ceded reinsurance recapture activity was largely offset by lower amortization of deferred sales inducements and favorable underwriting experience in our annuities business. Amortization of deferred sales inducements decreased as a result of refinements to the amortization period in connection with our annual actuarial assumption review. Excluding the impact of this annual actuarial assumption review, insurance-related activities decreased operating earnings (loss) by $3.6 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings (loss) by $13.0 million, primarily due to the impact from the results of the annual actuarial assumption review in our annuities business driven mostly by refinements to the amortization period. Excluding the impact of this annual actuarial assumption review, amortization of DAC and VOBA decreased operating earnings (loss) by $318 thousand.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $3.8 million, primarily due to costs incurred in connection with the Separation, partially offset by the impacts from recapture activity related to ceded affiliated reinsurance agreements in our annuities and life businesses.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $15.6 million, or 27% of operating earnings (loss) before provision for income tax, compared to $5.5 million, or 23% of operating earnings (loss) before income tax, for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts from the dividend received deductions.
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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
—	operating earnings (loss)	—	net income (loss)

See “— Results of Operations” for a reconciliation of operating earnings (loss) to net income (loss). A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude revenues from guaranteed minimum income benefits (“GMIB”) and related embedded derivatives gains (losses), as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings (loss), thereby excluding substantially all GMLB activity from operating earnings (loss).
Operating Earnings (Loss)
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses.
The following are excluded from total revenues, net of income tax, in calculating operating earnings (loss):

•	Net investment gains (losses);

•	Net derivative gains (losses) except earned income on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are excluded from total expenses, net of income tax, in calculating operating earnings (loss):

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
We present operating earnings (loss) in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings (loss) is calculated from the GAAP statement of operations line items:

Component of Operating Earnings (Loss)		How Derived from GAAP (1)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues (excluding other revenues associated with related party reinsurance) and amortization of deferred gain on reinsurance.

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
Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also our GAAP measure of segment performance. Accordingly, we report operating earnings (loss) by segment in Note 2 of the Notes to the Interim Condensed Financial Statements.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance and Marketing Research Association) definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Other Financial Information — Operating Earnings” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further details regarding allocated equity and the use of an internal capital models.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “will,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation, including the expected benefits thereof, the recapitalization actions, including the expected benefits thereof, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse NY. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes booked to us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of proposed legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the SEC.
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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
Historically, the Company has relied on certain financial, administrative and other resources of MetLife, Inc. to operate our business until the Separation on August 4, 2017. In connection with the Separation, the Company has undergone a redesign of several business processes. As business processes change related to this redesign, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We have entered into service agreements with MetLife, Inc. under which MetLife, Inc. will provide some of these services to us on a transitional basis. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II Item 1, of our Quarterly Reports on Form 10-Q; and (iii) Note 9 of the Notes to the Interim Condensed Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in the Quarterly Reports on Form 10-Q. These risk factors are important to understanding the contents of this Quarterly Report on Form 10-Q and our other reports. If any of the following events occur our business financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
The materialization of any risks and uncertainties set forth below or identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” above.
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition

Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates, as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain GMLBs is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our risk-based capital ratio and the amount of variable annuity assets we hold in excess of target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition, including our capitalization, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), GMWBs and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contractholders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial assumption review in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency.
Elements of our business strategy are new and may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer, with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “Business — Business Overview — Other Key Information” included in the 2016 Annual Report.
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of our Separation from MetLife, as well as the cost and duration of the transitional services agreements. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
Brighthouse entered into a $2.0 billion five-year senior unsecured revolving credit facility, dated as of December 2, 2016 (the “Revolving Credit Facility”), and a $600 million senior unsecured term loan facility, dated as of July 21, 2017 that matures on December 2, 2019, and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 on June 22, 2017 to third-party investors.
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
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” included in the 2016 Annual Report for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
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
Downgrades in our financial strength ratings or changes to our rating outlook could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to distributors, restricting our ability to generate new sales because our products depend on strong financial strength ratings to compete effectively, limiting our access to capital markets, and potentially increasing the cost of debt, which could adversely affect our liquidity.
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO. Any such downgrade could result in a reduction in new sales of our insurance products, which could have a material adverse effect on our results of operations.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” included in the 2016 Annual Report.
If the counterparties to our reinsurance or indemnification arrangements default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity” included in the 2016 Annual Report.
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including interest rate and currency swaps with a number of counterparties on a bilateral basis for uncleared over-the-counter (“OTC”) derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
Extreme mortality events resulting from catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred three times in the last century. The likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Factors affecting our competitiveness may adversely affect our market share and profitability

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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation” included in the 2016 Annual Report.
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. Brighthouse may further reduce the remaining in-scope systems in the future. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife —The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms” for information regarding the potential effect that the Separation of our business from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected. In addition, if a third-party provider fails to provide the core administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “Operational Risks — The failure in cyber — or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
If our business does not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes” included in the 2016 Annual Report.
If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC vary significantly, we may be required to accelerate the amortization and/or impair DAC, which could adversely affect our results of operations or financial condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Value of business acquired (“VOBA”) represents the excess of book value over the estimated fair value of acquired insurance and annuity contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC and VOBA related to fixed and variable life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” included in the 2016 Annual Report for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the United States, we have foreign investments in our general and separate accounts, and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve may reduce the size of its balance sheet and continue to raise interest rates as it unwinds the monetary accommodation put in place after the Global Financial Crisis while other major central banks may continue to pursue accommodative unconventional monetary policies. Uncertainties associated with the United Kingdom’s proposed withdrawal from the EU and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have also contributed to market volatility in the United States. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values.

To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our affiliated reinsurer. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank. Also, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital
The capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could adversely affect our liquidity and credit capacity or limit our access to capital which may in the future be needed to operate our business and meet policyholder obligations.
We need liquidity to pay our operating expenses and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
Our principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities.
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

In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
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
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial and capital markets risks both in the United States and in global markets generally to the extent they influence U.S. financial and capital markets, including changes in interest rates, credit spreads, equity markets, real estate markets, the performance of specific obligors, including governments, included in our investment portfolio, derivatives and other factors outside our control. From time to time we may also have exposure through our investment portfolio to foreign currency and commodity price volatility.
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
We are affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and other major central banks, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” included in the 2016 Annual Report.
Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting rating agency assessment of our financial condition.
During periods of declining interest rates our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC, which reduces net income and potentially negatively affects rating agency assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk Fair Value Exposures — Interest Rates” included in the 2016 Annual Report.
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
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline or stagnate. We seek to mitigate the impact of such increased potential benefit exposures from market declines through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, to the extent available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging.

Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we rely, and expect to continue to rely, on MetLife Investment Advisors for a period to provide the services required to manage the portfolio.
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
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.

Summary
In addition to the economic or counterparty risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions, we are also exposed to volatility risk with respect to any one or more of these economic risks. Significant volatility in the markets could cause changes in the risks set forth above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in New York and subject to regulation by the NYDFS. See “Business — Regulation” included in the 2016 Annual Report.
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
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. The NYDFS has publicly stated its intention to implement this approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards, although the New York State Legislature has yet to adopt enabling legislation for PBR. We cannot predict how principle-based reserving will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC” included in the 2016 Annual Report.
State insurance guaranty associations
New York requires domestic life insurers to participate in a guaranty association. Guaranty associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. New York permits member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2016 Annual Report.
It is possible that a large catastrophic event could render the state’s guaranty funds from assessments previously levied against us inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2016 Annual Report.

Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives” included in the 2016 Annual Report. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
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
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, the Fiduciary Rule substantially expands the definition of “investment advice” and requires that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until January 1, 2018, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.

On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the final Fiduciary Rule and the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, the DOL filed with the OMB to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training, and product reporting and analysis. The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty may create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.
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
While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans and IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The relevant exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Department of Labor and ERISA Considerations.”
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
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the New York Insurance Law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital” included in the 2016 Annual Report.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratio. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
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
The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Under this new regime, we would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against Brighthouse.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, our offering and selling of variable annuity contracts and registered fixed annuity contracts are subject to extensive regulation under federal and state securities laws as well as FINRA rules. Costs related to compliance with these securities laws will be greater than for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While in the past we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.

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
As a result of Dodd-Frank, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — Insurance Regulation — Federal Initiatives” included in the 2016 Annual Report. However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. To the extent that any such legislation is enacted in the future, we could be adversely affected. Any such reform could impact our corporate taxes and products, whether favorably or adversely.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code.  The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including:

•	a modification of the calculation of the DRD;

•	a change in how deductions are determined for insurance reserves;

•	an increase in the amount of policy acquisition expense (also called tax “DAC”);

•	limitations on the use of NOLs; and

•	limitations on deductions for net interest expense.
On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC.  The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
Some of our products are sold to customers in order to help them meet their estate tax planning needs. The House Proposed Tax Bill proposes to repeal the estate tax in 2023. If the estate tax were so repealed, sales of such products could be adversely affected.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted.  It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial, or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 9 of Notes to the Financial Statements.
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in regulations that could adversely affect our business, financial condition and results of operations.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
If we are required to return significant amounts of cash collateral or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” included in the 2016 Annual Report.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging

Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively the “Prudential Regulators”), and the U.S. Commodity Futures Trading Commission (“CFTC”) of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio. See “Regulation — Regulation of Over-the-Counter Derivatives” included in the 2016 Annual Report.
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
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
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2016 Annual Report.
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

In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” included in the 2016 Annual Report.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our commercial mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our results of operations and financial condition.
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
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivatives and joint venture investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
The continued threat of terrorism and ongoing military actions may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies.
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations.
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing new business claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyber attacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Vendors, distributors, and other third parties, including MetLife, provide operational or information technology services to us. The failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. See “— Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Our associates and those of MetLife may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement, the Third-Party Administrative Services Agreement or the Investment Management Agreements do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
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
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers, and financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”
Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our Separation from MetLife could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to our Separation from MetLife, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a limited number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

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
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on Brighthouse’s ability to attract and retain key personnel. Brighthouse competes with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and Brighthouse may be unable to hire or retain such personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel. There are a number of open positions which Brighthouse needs to fill in order to operate consistent with its strategy going forward. Brighthouse may not be able to attract and retain qualified personnel to fill these open positions or replace or succeed members of its senior management team or other key personnel. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which Brighthouse may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to Brighthouse executives. These restrictions could negatively impact Brighthouse’s ability to compete with other companies in recruiting and retaining key personnel.
Brighthouse’s ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our Separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the long-term effect that our Separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business. In addition, Brighthouse agreed in the Master Separation Agreement with MetLife that for a certain period following the date of the Master Separation Agreement, subject to customary exceptions regarding prior associates who conduct its business, general solicitation and employees who contact it without being solicited, Brighthouse will not solicit for employment certain current employees of MetLife or any of its affiliates. We cannot predict how this potential agreement not to solicit employees will impact our ability to attract and recruit associates necessary to the operation of our business.
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cyber-attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiry in connection with our “big data” business practices could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Distribution, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our Separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the Distribution, Brighthouse entered into the Intellectual Property License Agreement and Master Separation Agreement with MetLife, pursuant to which we have a license to use certain trademarks and the “MetLife” name in certain limited circumstances, including as part of a marketing tag line, for a transition period or otherwise to refer to our historic affiliation with MetLife on selected materials for a limited period of time following the Distribution. Brighthouse has undergone operational and legal work to rebrand to “Brighthouse.”
Our affiliate has filed trademark applications to protect the Brighthouse Financial name and logo, as well as certain of our products, in the United States. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and our affiliates have become involved in legal proceedings to protect or defend their and our rights with respect to the Brighthouse Financial name and trademarks, all of which could have a material adverse effect on our business and results of operations. Although the parties to these proceedings have resolved this matter and dismissed the action, we are aware of other challenges to our trademarks that have not yet resulted in litigation.
As a result of our Separation from MetLife, some of our existing policyholders, contract owners and other customers have chosen, and some may in the future choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer are a part of MetLife.
The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, Investment Management Agreement, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors LLC with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or non-performance. Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider or that Brighthouse’s or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
There are incremental costs as a subsidiary of a separate, public company
As a result of the Separation, Brighthouse needed to replicate or replace certain functions, systems and infrastructure to which we do not have the same access. Brighthouse has also begun to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. They also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. Brighthouse’s operations and infrastructure need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
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

Risks Relating to the Distribution
If the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liabilities
The Distribution was conditioned on the continued validity as of the distribution date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Code, and the receipt and continued validity of an opinion from MetLife’s tax advisor that the Distribution will qualify for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Distribution satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and Brighthouse that these conditions have been satisfied. The tax opinion addresses the satisfaction of these conditions.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and Brighthouse.
If the IRS ultimately determines that the Distribution is taxable, we could incur significant U.S. federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “- Potential indemnification obligation if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, could materially adversely affect our financial condition.”
Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action Brighthouse or its affiliates, including us, take or from any breach of Brighthouse’s or its affiliates’, including us, representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct Brighthouse’s business and events occurring after the Distribution that cause MetLife to recognize a gain under Section 355(e) of the Code. If the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Separation Agreement” included in the Form 10.
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to Brighthouse, including us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors.  These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to Brighthouse, including us. The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our balance sheet.  These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect Brighthouse, including us, from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result our financial condition and results of operations could be materially and adversely affected.
Disputes with MetLife regarding tax-related matters may affect our financial statements and business operations
In connection with the Separation from MetLife, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a Tax Separation Agreement and a Tax Receivables Agreement. Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to Brighthouse, including us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements, and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provides for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in U.S. federal income tax that Brighthouse and its subsidiaries, including the us, actually realize (or are deemed to realize under certain circumstances, as discussed in more detail under the heading “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Receivables Agreement” included in the Form 10) as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
Estimating the amount of payments that may be made under the Tax Receivables Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual amount and utilization of net operating losses, tax basis and other tax attributes, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the amount, character and timing of Brighthouse’s and its subsidiaries’, including our, taxable income in the future. The Base Case Scenario has not assumed any benefit from the deferred taxes that are subject to the Tax Receivables Agreement.
If Brighthouse breaches any of its material obligations under the Tax Receivables Agreement or undergoes a change of control as defined in the Tax Receivables Agreement, the Tax Receivables Agreement will terminate and Brighthouse will be required to make a lump sum payment equal to the present value of expected future payments under the Tax Receivables Agreement, which payment would be based on certain assumptions, including those relating to Brighthouse’s and its subsidiaries’, including our, future taxable income. Additionally, if Brighthouse or a direct or indirect subsidiary, including us, transfers any asset to a corporation with which Brighthouse does not file a consolidated tax return, Brighthouse will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the Tax Receivables Agreement. If Brighthouse sells or otherwise disposes of any of its subsidiaries, including us, in a transaction that is not a change of control, Brighthouse will be required to make a payment equal to the present value of future payments under the Tax Receivables Agreement attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Any such payment resulting from a breach of material obligations, change of control, asset transfer or subsidiary disposition could be substantial and could exceed our actual cash tax savings.
Certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are our executive officers and directors have been MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, certain of our directors and executive officers may own MetLife common stock, restricted stock or options to acquire shares of MetLife common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse regarding the terms of the agreements governing the Distribution and the Separation, and the relationship thereafter between the companies.

Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
(Authorized Signatory and Principal Financial Officer)
Date: November 13, 2017

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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