Form 10-K
period 2017-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2018-03-23
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 22, 2018, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, “BHNY,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company (“FMLI”), a New York domiciled life insurance company. BHNY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (together with its subsidiaries and affiliates,“BLIC”), which is an indirect wholly owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Note Regarding Forward-Looking Statements
This report and other written or oral statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

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

•
the potential material negative tax impact of the Tax Cuts and Jobs Act (the “Tax Act”) and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased risk-based capital (“RBC”) requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our quarterly reports on Form 10-Q, current reports on Form 8-K and other documents we file from time to time with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures BHNY makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

PART I
Item 1. Business

Business Overview
BHNY was incorporated on December 31, 1992 as a New York stock life insurance company and is licensed to do business only in the State of New York.
The Company offers a range of individual annuities and individual life insurance products in New York. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from any customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in NY. Financial information, including revenues, expenses, adjusted earnings and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
Other Key Information
Significant Events
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the SEC that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Life Insurance Company, BHNY, New England Life Insurance Company (“NELICO”), Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, in April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and BHNY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Insurance.
On July 28, 2017 MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to Brighthouse Financial, Inc., resulting in BHNY becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group (“MPCG”), including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets that arise or occur (or have arisen or occurred) at or after the sale was closed. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which Brighthouse is the exclusive developer of certain annuity products to be issued by MassMutual. In connection with the Separation, Brighthouse entered into an agreement with MetLife, Inc., that among other things, provides for the sharing of certain liabilities that may arise with respect to this relationship.

Reinsurance Transactions
In May 2017, the Company recaptured from Metropolitan Life Insurance Company (“MLIC”) risks related to multiple life products under yearly renewable term and coinsurance agreements, previously issued by the Company. This recapture resulted in an increase in cash and cash equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million, a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of the transaction.
Segments and Corporate & Other
The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
Annuities
The Annuities segment consists of a variety of variable, fixed, and index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment consists of term, universal and whole life insurance products in New York designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuity segment.
Pricing and Underwriting
Pricing
Life insurance pricing at issuance is based on the expected payout of benefits calculated using our assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs, and capital requirements. We have historically leveraged the actuarial capabilities and long history of MetLife. Our product pricing reflects our pricing standards and guidelines. We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
We have a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for our insurance business. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Reinsurance.”
Underwriting
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriters to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting may consider not only an insured’s medical history, but also other factors such as the insured’s foreign travel, vocations, alcohol, drug and tobacco use, and the policyholder’s financial profile. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved in accordance with our underwriting guidelines.

The underwriting conducted by our corporate underwriting office and intermediaries is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. The office is also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
We continually review our underwriting guidelines (i) in light of applicable regulations and (ii) to ensure that our practices remain competitive and supportive of our marketing strategies, emerging industry trends and profitability goals.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings, as well as income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers, which is no longer being offered for new sales.
Sales Distribution
We distribute our annuity and life insurance products in New York through a diverse network of independent distribution partners. Our partners include independent broker-dealers, general agencies and other marketing organizations. Our products are marketed to third-party distribution organizations through wholesalers of a BHNY-affiliated wholesaler broker-dealer for ultimate sale to individual and business clients of the third-party distribution organizations.
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
Annuities
For annuities, we currently reinsure to our parent Brighthouse Life Insurance Company and formerly reinsured to MLIC, a former affiliate, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with certain variable annuities. Under the benefit guarantee reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. In connection with the Separation, MLIC novated and assigned its rights and obligations under its agreement with Brighthouse Life Insurance Company, effective January 1, 2017.
We also previously reinsured 90% of our fixed annuities to MLIC. We recaptured this reinsurance agreement effective November 1, 2016, in connection with the Restructuring.
Life
For individual Life insurance products, we have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $100,000 per life and reinsure 100% of amounts in excess of $100,000. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
We previously reinsured portions of certain level premium term life to a former affiliate, MetLife Reinsurance Company of Vermont. We recaptured this reinsurance agreement effective December 27, 2016, in connection with the Restructuring.
Additionally, in connection with the Restructuring, in May 2017, we recaptured all of the reinsurance covering our term life insurance previously reinsured to MLIC. Concurrent with the recapture we executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Reinsurance Transactions.”

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

Regulation

Overview
We are domiciled in New York and regulated by the NYDFS. We are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole and have adopted laws and regulations enhancing “group-wide” supervision. See “— Holding Company Regulation” for information regarding an enterprise risk report.
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

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the state benefits and other property that are not claimed by the owners;

•	regulating advertising and marketing of insurance products;

•	protecting privacy;

•	establishing statutory capital (including RBC) and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of New York-domiciled insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
We are required to file reports, including detailed annual financial statements, with the NYDFS, and our operations and accounts are subject to periodic examination by the NYDFS. We must also file and obtain regulatory approval for rules, rates and forms relating to the insurance written by us.
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 12 of the Notes to the Financial Statements.

Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Model Holding Company Regulation”) in December 2010 and December 2014. New York has adopted a modified version, although its supporting regulation is substantially similar to the model regulation.
The New York Insurance Law generally provides that no person, corporation or other entity may acquire control of a New York-domiciled insurance company, or a controlling interest in any parent company of any such insurance company, without the prior approval of the NYDFS. Under the laws of New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The NYDFS may find, however, that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities. The insurance company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has enacted this enterprise risk reporting requirement.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions. The New York Insurance Law also places restrictions and limitations on the amount of dividends or other distributions payable by BHNY to our parent company, as well as on certain transactions between BHNY and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the NYDFS. The insurance statutes of New York were amended, effective for dividends paid in 2016 and thereafter, to permit payment of ordinary dividends without regulatory approval based on one of two standards. One standard allows us to pay an ordinary dividend out of earned surplus (generally defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax) for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of our surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) our statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of our surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, we may not, without prior insurance regulatory approval, pay any dividends in any calendar year immediately following a calendar year for which our net gain from operations, excluding realized capital gains, was negative. The second standard allows us to pay an ordinary dividend out of other than earned surplus if we do not have sufficient positive earned surplus to pay an ordinary dividend, in an amount up to the lesser of: (i) 10% of our surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) our statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Under the New York Insurance Law, the New York Superintendent of Financial Services of the NYDFS has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of an extraordinary dividend (i.e., a dividend that exceeds the standards described above) to its stockholders. See Note 9 of the Notes to the Financial Statements.
Own Risk and Solvency Assessment Model Act
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
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states fail to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if Brighthouse or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. Under this new regime an insurance company such as Brighthouse Life Insurance Company, BHNY or NELICO would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse Financial, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In an FDIC-managed liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios.
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
On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). To comply with the terms of the Covered Agreement, the Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of collateral required for full credit for reinsurance cessions to European Union (“EU”) reinsurers. It also states that the U.S. expects that the group capital calculation under development by the NAIC will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time.

Guaranty Associations and Similar Arrangements
New York requires us to participate in The Life Insurance Guaranty Corporation, which is a guaranty association organized to pay certain contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. This association levies assessments, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. New York permits member insurers to recover assessments paid through full or partial premium tax offsets.
In December of 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions include a 50/50 split between life and health carriers for future long term care insolvencies, the inclusion of HMOs in the assessment base, and no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to propose legislation in their 2018 legislative sessions.
In the past three years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See “Risk Factors — Regulatory and Legal Risks — State insurance guaranty associations” and Note 12 of the Notes to the Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices. BHNY did not receive any material adverse findings resulting from an NYDFS examination.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 12 of the Notes to the Financial Statements for further information regarding unclaimed property inquiries and related litigation and sales practices claims.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by us with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we have provided the NYDFS such opinions without qualifications.
NAIC
The NAIC is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the NYDFS may impact our statutory capital and surplus.

In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and RBC C3 Phase II reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date The NYDFS has publicly announced that it intends to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adoption of enabling legislation by the New York legislature.
The NAIC as well as certain state regulators are currently considering implementing regulations that would apply an impartial conduct standard similar to the Fiduciary Rule to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on December 27, 2017, the NYDFS proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. The likelihood of enactment of these regulations is uncertain at this time, but if implemented, these regulations could have significant adverse effects on our business and results of operations.
The NAIC is considering revisions to RBC factors for bonds, real estate, common stock and collateral pledged to support Federal Home Loan Bank (“FHLB”) advances, as well as developing RBC charges for operational and longevity risk. We cannot predict the impact of any potential proposals that may result from these studies.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
We are required to maintain our capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law provides the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our total adjusted capital was in excess of the required RBC levels. See “Statutory Equity and Income” in Note 9 of the Notes to the Financial Statements.
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. A SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2017 and 2016.

Regulation of Investments
The New York Insurance Law requires diversification of investment portfolios and limits the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these requirements would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such requirements at December 31, 2017.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect the consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment to be periodically conducted; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements, will take effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates. NGEs include such policy elements as expense rates and interest crediting rates.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and Individual Retirement Accounts (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (the “DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, these rules substantially expand the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code and subject to an impartial or “best interests” standard in providing such advice. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the Fiduciary Rule, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the Best Interest Contract Exemption (“BIC”), a new prohibited transaction exemption that imposes more significant disclosure and contract requirements to certain transactions involving ERISA Plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA Plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until July 1, 2019, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status for annuity products, no investment recommendations may be made after the applicability date of the final regulation with respect to such annuity products that were sold to ERISA Plans or IRAs.
MetLife sold MPCG, its former Retail segment’s proprietary distribution channel, in July 2016 to MassMutual to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA Plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations are targeted at such retail products. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the Fiduciary Rule, and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On November 29, 2017, the DOL finalized an 18 month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The DOL also updated its enforcement policy to indicate that the DOL and IRS will not pursue claims, until July 1, 2019, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final rule.
On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the Fiduciary Rule, overturning a lower court ruling that rejected a challenge to the rule. The Court of Appeals decision, if allowed to stand, would nullify the Fiduciary Rule in its entirety. As of the filing date of this Annual Report on Form 10-K, another case challenging the Fiduciary Rule was pending before the U.S. Court of Appeals for the District of Columbia Circuit.
While we continue to analyze the impact of the final regulations on our business and work diligently to comply with the final rule, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See also “— NAIC” for a discussion of efforts by the NAIC and state regulators to implement regulations that would apply an impartial conduct standard similar to the Fiduciary Rule.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The DOL included the proposed revisions in its Fall 2017 regulatory agenda released December 14, 2017. The revisions affect employee pension and welfare benefit plans, including our ERISA Plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation, regulations or exemptions may be introduced or enacted or the impact of any such legislation, regulations or exemptions on our results of operations and financial condition.

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
Federal Tax Reform
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the tax code. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate will require a one-time remeasurement of certain deferred tax items. For the estimated impact of the Tax Act on our financial statements, including the estimated impact resulting from the remeasurement of our deferred tax assets and liabilities, see Note 11 of the Notes to the Financial Statements for additional information. Our actual results may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact.
Consumer Protection Laws
Numerous federal and state laws affect our earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we may provide.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of currently traded OTC derivatives and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period. The initial margin requirements for OTC-bilateral transactions will likely be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally  require the banking institutions and their applicable affiliates to include contractual provisions in their  qualified financial contracts that limit or delay certain rights of their counterparties including  counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral)  and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in  connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy,  insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (“Securities Act”). We also issue index-linked annuity contracts with features that require them to be registered as securities under the Securities Act. In the future we may issue variable contracts through separate accounts which would be exempt from registration, but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.
Federal, state and other securities regulatory authorities, including the SEC and FINRA, may from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities.”
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
Company Ratings
Financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”
Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Form 10-K and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

The materialization of any risks and uncertainties set forth below or identified in “Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K and our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Note Regarding Forward-Looking Statements.”
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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our RBC ratio and the amount of variable annuity assets we hold in excess of target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.”
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
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contract holders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales.
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
While we have ceded all of the economic risk associated with our GMxBs to BLIC and MLIC, we retain exposure related to the guarantees in the event our affiliated reinsurers fail to perform.
Elements of our business strategy are new and may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility.
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels.”
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
On December 2, 2016, Brighthouse Financial, Inc. entered into a $2.0 billion five-year senior unsecured revolving credit facility that matures on December 2, 2021 (the “Revolving Credit Facility”) and, on July 21, 2017, entered into a $600 million senior unsecured term loan facility that matures on December 2, 2019 (the “2017 Term Loan Facility” and, together with the Revolving Credit Facility, the “Brighthouse Credit Facilities.”). On June 22, 2017, Brighthouse Financial, Inc. issued $1.5 billion aggregate principal amount of 3.700% senior notes due 2027 (the “2027 Senior Notes”) and $1.5 billion aggregate principal amount of 4.700% senior notes due 2047 (the “2047 Senior Notes” and, together with the 2027 Senior Notes, the “Senior Notes”) to third-party investors and in August 2017, Brighthouse Financial, Inc. borrowed the full $600 million under the 2017 Term Loan Facility.
The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity.”

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including interest rate and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
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

The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, Brighthouse entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. In December 2017, Brighthouse formalized an arrangement for the administration of life and annuities new business and approximately 1.3 million in-force life and annuities contracts. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors, including after the Transition Services Agreement, Investment Management Agreements and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with acceptable standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, Brighthouse identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future. These group annuity contracts are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for the information and modifications to administrative practices and procedures necessary to resolve this matter. If similar issues were to arise in the future, whether involving MetLife or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
We may be required to establish a valuation allowance against the deferred income tax assets, which could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See Note 11 to the Financial Statements for the impact of the Tax Act on our financial statements. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”

If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC vary significantly, we may be required to accelerate the amortization and/or impair the DAC, which could adversely affect our results of operations or financial condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as deferred policy acquisition costs (“DAC”). The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC related to fixed and variable life and deferred annuity contracts is amortized in proportion to actual and expected future gross profits. The amount of future gross profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
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
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve may reduce the size of its balance sheet and continue to raise interest rates as it unwinds the monetary accommodation put in place after the global financial crisis in 2008-2009, while other major central banks may continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s potential withdrawal from the EU and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have also contributed to market volatility in the U.S. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values.

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
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our affiliated reinsurer. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. We ceded all of the risks associated with these guarantees to BLIC and MLIC. However, because the accounting for the ceded reinsurance is different from the accounting for the directly written guarantees, there can be a net impact to our financial statements even though all of the economic risks have been ceded. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank. Also, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “ — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
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
We need liquidity to pay our operating expenses, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral agreements. See “— Investments - Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities, commercial, and agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting rating agency assessment of our financial condition.

During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition and significantly reduce our profitability.
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
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
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
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential guaranteed benefit exposure should equity markets decline or stagnate. We cede the exposure associated with these guaranteed benefits to BLIC and MLIC.

Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we rely, and expect to continue to rely, on MetLife Investment Advisors, LLC (“MLIA”) for a period to provide the services required to manage the portfolio.
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will be applicable beginning in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could increase our counterparty risk or limit our recovery in the event of a default.
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
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. This could impact our competitiveness and have a material adverse effect on our results of operations and financial condition.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding AG 43 and RBC C3 Phase II reserve requirements. These recommendations generally focus on (1) addressing inconsistencies between the statutory reserve and RBC regimes, (2) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (3) removing the non-economic volatility in statutory total asset requirements and the resulting solvency ratios and (4) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths instead of the current single deterministic scenario, also known as the standard scenario. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as PBR. PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. In New York where we are domiciled, the NYDFS has publicly stated its intention to implement this approach subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adopting of enabling legislation by the New York legislature. We cannot predict how PBR will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC.”
The NAIC, as well as certain state regulators are currently considering implementing regulations that would apply an impartial conduct standard similar to the Fiduciary Rule to recommendations made in connection with certain annuities, and in the case of New York, life insurance policies. In particular, on December 27, 2017, the NYDFS proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. The likelihood of enactment of these regulations is uncertain at this time, but if implemented, these regulations could have significant adverse effects on our business and results of operations. Generally, changes in laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.
The NAIC is developing a U.S. group capital calculation using an RBC aggregation methodology. We cannot predict with any certainty when the group capital calculation might be implemented or the impact (if any) that such implementation may have on our capital requirements, compliance costs or other aspects of our business.
In addition, following the reduction in the federal corporate income tax rate pursuant to federal tax reform, the NAIC may revise the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in our RBC ratio below certain prescribed levels, we may be required to hold additional capital. Any reduction in our RBC ratios could adversely affect our financial strength ratings. For more information regarding federal tax reform, see “Business — Regulation — Federal Tax Reform.”
The NAIC has started work related to macro-prudential initiatives. Currently, the NAIC is focused on liquidity, but other macro-prudential topics of focus are expected to include recovery and resolution, capital stress testing and exposure concentrations.
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
It is possible that additional insurance company insolvencies or failures could render the state’s guaranty funds from assessments previously levied against us inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposed to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
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

Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued the Fiduciary Rule on April 6, 2016, which became applicable on June 9, 2017. As initially adopted, the Fiduciary Rule substantially expands the definition of “investment advice” and requires that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA Plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the Fiduciary Rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the Fiduciary Rule, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new prohibited transaction exemption that imposes more significant disclosure and contract requirements to certain transactions involving ERISA Plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until July 1, 2019, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the Fiduciary Rule and the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On November 29, 2017, the DOL finalized an 18-month delay from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The DOL also updated its enforcement policy to indicate that the DOL and IRS will not pursue claims, until July 1, 2019, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final rule.
On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the Fiduciary Rule, overturning a lower court ruling that rejected a challenge to the rule. The Court of Appeals decision, if allowed to stand, would nullify the Fiduciary Rule in its entirety. As of the filing date of this Annual Report on Form 10-K, another case challenging the Fiduciary Rule was pending before the U.S. Court of Appeals for the District of Columbia Circuit.
While we continue to analyze the impact of the final regulations on our business and have worked diligently to comply with the final rule, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training, and product reporting and analysis. The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See also “— NAIC — Existing and proposed insurance regulation” for a discussion of efforts by the NAIC and state regulators to implement regulations that would apply an impartial conduct standard similar to the Fiduciary Rule.

While the Fiduciary Rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
While we continue to analyze the impact of the final regulation on our business and its continued applicability, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans and IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The relevant exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation — Department of Labor and ERISA Considerations.”
The NAIC and the NYDFS have proposed a “best interest” standard become part of their suitability requirements. These new rules could increase the amount of training and documentation of sales practices required between us, our distributors and their advisors. Depending on the final version of these rules, we could be exposed to regulatory penalties if and when the best interest standard is not met.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and or other minimum statutory capital and surplus requirements imposed under the New York Insurance Law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratio. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
The failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the NYDFS, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the FDIC as receiver. Under this new regime, we would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank systemically important financial institutions and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against Brighthouse.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws, or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of FINRA. Accordingly, by offering and selling of variable annuity contracts and registered fixed annuity contracts, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws as well as FINRA rules. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While prior to the Separation we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
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
As a result of Dodd-Frank and the Fiduciary Rule, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
On December 22, 2017, President Trump signed into law sweeping changes to the tax code. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate will require a one-time remeasurement of certain deferred tax items. For additional information on the estimated impact of the Tax Act on our financial statements, including the estimated impact resulting from the remeasurement of our deferred tax assets and liabilities, see Note 11 of the Notes to the Financial Statements. Our actual results may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 12 of the Notes to the Financial Statements.
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
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans and policy loans. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with Brighthouse’s credit instruments and our rating agency capital adequacy measures.
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

Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio.
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
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
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our results of operations and financial condition.
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
The continued threat of terrorism and ongoing military actions may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Business — Policyholder Liabilities.”
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

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing new business claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
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
The failure of our computer systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Vendors, distributors, and other third parties, including MetLife, provide operational or information technology services to us. The failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. See “— General Risks — Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
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
General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”), a recognized authoritative body. Accordingly, from time to time we are required to adopt new or revised accounting standards or interpretations issued by the FASB. The impact of accounting pronouncements that have been issued but not yet implemented are disclosed in our reports filed with the SEC. The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in OCI). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. The required adoption of these proposed and other future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.
Brighthouse may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”

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
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers and financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”
Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our Separation from MetLife prompted some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In February 2016, Fidelity elected to suspend its distribution relationship with us following the announcement of the planned separation from MetLife; the suspension was the primary cause of a significant reduction in our sales of variable annuities year-over-year for the year ended December 31, 2016. Other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
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
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on our ability to attract and retain key personnel. We compete with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and Brighthouse may be unable to hire or retain such personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel. We may not be able to attract and retain qualified personnel to fill open positions or replace or succeed members of our senior management team or other key personnel. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which we may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to our executives. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key personnel.
Our ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our Separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the long-term effect that our Separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business. In addition, we agreed in the Master Separation Agreement with MetLife that for a certain period following the date of the Master Separation Agreement, subject to customary exceptions regarding prior associates who conduct our business, general solicitation and employees who contact us without being solicited, we will not solicit for employment certain current employees of MetLife or any of its affiliates. We cannot predict how this potential agreement not to solicit employees will impact our ability to attract and recruit associates necessary to the operation of our business.
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to us, or in our possession or the possession of our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information and our data has been the subject of cyberattacks and could be subject to additional attacks. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiry in connection with our “big data” business practices could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations. See “— The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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
Our affiliate has established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including for our name, “Brighthouse Financial.” We have also filed other trademark applications in the United States, including for our logo design and potential taglines. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and our affiliates were involved in legal proceedings to protect or defend their and our rights with respect to the Brighthouse Financial name and trademarks. Although the parties to these proceedings have resolved this matter and dismissed the action, it is possible that other challenges to our trademarks could arise in the future.
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

Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, Investment Management Agreements, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and the provision of investment management and related accounting, reporting, actuarial and other administrative services by MLIA with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will enable it to adequately administer the policies it handles or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider or that Brighthouse’s or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
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
Our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Distribution, which could decrease our overall profitability. See “— Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms.”
Risks Relating to the Distribution
If the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liabilities
The Distribution was conditioned on the continued validity as of the Distribution date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Code, and the receipt and continued validity as of the Distribution date of an opinion from MetLife’s tax advisor that the Distribution qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
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
If the IRS ultimately determines that the Distribution is taxable, we could incur significant U.S. federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under a tax separation agreement the Company entered into with MetLife (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
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
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to Brighthouse, including us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors. These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to Brighthouse, including us. The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect Brighthouse, including us, from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.

Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a Transition Services Agreement, a Tax Separation Agreement and a Tax Receivables Agreement. Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to Brighthouse, including us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements, and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provided for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in U.S. federal income tax that Brighthouse and its subsidiaries, including the us, actually realize (or are deemed to realize under certain circumstances, as discussed in more detail under the heading “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Receivables Agreement” included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017) as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
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
Certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are our executive officers and directors have been MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, certain of our directors and executive officers may own MetLife common stock, or have received equity-based awards from MetLife pursuant to which they may acquire or receive shares of MetLife common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse regarding the terms of the agreements governing the Distribution and the Separation, and the relationship thereafter between the companies.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive office is currently located in New York, New York, and is utilized by both our segments and Corporate & Other. This location is leased by Brighthouse Services, LLC (“Brighthouse Services”) from a third party. The term of that lease expires in October 2027. In connection with the Separation, BHNY entered into a service agreement with Brighthouse Services under which Brighthouse Services provides the aforementioned principal executive office to support the activities of BHNY.
Item 3. Legal Proceedings
See Note 12 of the Notes to the Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for BHNY’s common equity; all of BHNY’s common stock is held by Brighthouse Life Insurance Company.
During both of the years ended December 31, 2017 and 2016, BHNY paid no dividends to our then parent. See Note 9 of the Notes to the Financial Statements for a discussion of restrictions on BHNY’s ability to pay dividends. The maximum amount of dividends which BHNY may pay in 2018, without prior regulatory approval, is $21.0 million.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, “FMLI”), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s financial statements included elsewhere herein.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements” and “Risk Factors.”
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
In 2017 we allocated capital to our segments based on an internal capital model developed by MetLife, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. Going forward, we will allocate capital to our segments based on the statutory-oriented funding target of each segment. The funding target will be the sum of the net statutory liabilities plus management’s allocation of statutory surplus.
We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit and financial strength ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our total company net investment income or net income (loss). Going forward, changes in allocated equity based on the new statutory-oriented internal capital methodology will also not impact our total company net investment income or net income (loss). See Note 2 of the Notes to the Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes we have established two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of DAC and the establishment and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described below and in Note 1 of the Notes to the Financial Statements.
Liability for Future Policy Benefits
Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and locked in. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, DAC may be reduced and/or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and GMIBs relating to certain variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments.
We regularly review our assumptions supporting our estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional life products, such as term life and non-participating whole life insurance, assumptions are established and locked in at inception but reviewed periodically to determine whether a premium deficiency exists that would trigger an unlocking of assumptions. We also review our actuarial liabilities to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in variances in profit and could result in losses.
See Note 1 of the Notes to the Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits and Note 3 of the Notes to the Financial Statements for future policyholder benefit liabilities.
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

Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. We evaluate present values of projected future cash flows on blocks of policies subject to new reinsurance agreements in light of all such contractual features to determine whether our reinsurance counterparties are exposed to a reasonable possibility of significant loss. Such analysis involves management estimates as to the cash flow projections as well as management judgment as to what constitutes a reasonable possibility of significant loss. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operational expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA, which is based on estimated gross profits. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $16 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable deferred annuity contracts is in the mid-6% range.
We also generally review other long-term assumptions underlying the projections of estimated gross profits on an annual basis. These assumptions primarily relate to investment returns, interest crediting rates, mortality, persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of estimated gross profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our most significant assumption updates resulting in a change to the expected future gross profits and the amortization of DAC and VOBA are due to revisions to expenses, in-force or persistency assumptions, benefit elections, withdrawals and expected future investment returns on annuity contracts and universal life insurance policies. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
In addition, we update the estimated gross profits with actual gross profits in each reporting period. When the change in estimated gross profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
See Note 4 of the Notes to the Financial Statements for additional information related to DAC and VOBA amortization.

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
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 7 of the Notes to the Financial Statements for additional information on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.

Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 1 of the Notes to the Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
We cede the risk associated with the variable annuities with guaranteed minimum benefits described in the preceding paragraphs to our parent, Brighthouse Life Insurance Company. The ceded guarantees are accounted for as an embedded derivative with the value determined using a methodology consistent with that described previously for the guarantees directly written by us. However, because certain directly written GMIB riders are accounted for as insurance liabilities rather than fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
See Note 7 of the Notes to the Financial Statements for additional information on our embedded derivatives.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, as well as the related reinsurance assets, was previously determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps.
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. The credit spread was determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial, Inc.
Income Taxes
We provide for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various taxing jurisdictions.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets, particularly those arising from carryforwards, when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The realization of deferred tax assets related to carryforwards depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable tax jurisdiction. Significant judgment is required in projecting future taxable income to determine whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Financial Statements for additional information relating to our determination of such valuation allowances.
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.

On December 22, 2017, President Trump signed the Tax Act into law. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective on January 1, 2018.
The reduction in the corporate rate required a one-time remeasurement of certain deferred tax items as of December 31, 2017. For the estimated impact of the Tax Act on the financial statements, including the estimated impact resulting from the remeasurement of deferred tax assets and liabilities. See Note 11 of the Notes to the Financial Statements for more information. Actual results may materially differ from the Company’s current estimate due to, among other things, further guidance that may be issued by tax authorities or regulatory bodies and/or changes in interpretations and assumptions preliminarily made. The Company will continue to analyze the Tax Act to finalize its financial statement impact.
In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. SAB 118 acknowledges that a company may be able to complete the accounting for some provisions earlier than others. As such, it may need to apply all three scenarios in determining the accounting for the Tax Act based on information that is available. The Company has not fully completed its accounting for the tax effects of the Tax Act, and thus certain items relating to accounting for the Tax Act are provisional, including accounting for reserves. However, it has recorded the effects of the Tax Act as reasonable estimates due to the need for further analysis of the provisions within the Tax Act and collection, preparation and analysis of relevant data necessarily to complete the accounting.
The reduction in the corporate rate also left certain tax effects, which were originally booked using the previous corporate rate, stranded in accumulated other comprehensive income (“AOCI”). The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted federal corporate tax rate and the newly enacted rate as applied on an aggregate basis.
See Notes 1 and 11 of the Notes to the Financial Statements for additional information on our income taxes.
Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our results of operations and financial condition.
See Note 12 of the Notes to the Financial Statements for additional information regarding our assessment of litigation contingencies.
Non-GAAP and Other Financial Disclosures
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss). A reconciliation of adjusted earnings to net income (loss) is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).

Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses), as well as GMIB benefits and associated DAC and VOBA offsets from adjusted earnings, thereby excluding substantially all GMLB activity from adjusted earnings.
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, as well as businesses that have been or will be sold or exited by us, referred to as divested businesses.
The following are the significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are the significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
We present adjusted earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The following table illustrates how each component of adjusted earnings is calculated from the GAAP statement of operations line items:

Component of Adjusted Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)
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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments.)
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and securitization entities expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________

(1)	Italicized items indicate GAAP statement of operations line items.

Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Financial Statements.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction” and Note 2 of the Notes to the Financial Statements for further details regarding allocated equity and the use of an internal capital model.

Results of Operations
Results for the Years Ended December 31, 2017 and 2016
Business Overview. Annuity sales increased 151% for the year ended December 31, 2017, compared to 2016. This increase resulted primarily from sales of our index-linked annuities (“Shield Annuities”), previously issued by MLIC, which we began selling in the first quarter of 2017. This increase was partially offset by lower sales of our variable annuities with GMWBs and GMIBs, as well as lower sales of single-premium immediate annuities. With the exception of a limited number of term and whole life products and renewal premiums on in-force business, we are not accepting new sales of most traditional life products. In the second quarter of 2017, we began selling a new universal life product.
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

Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings amounts, which are presented net of income tax.

	Years Ended December 31,
	2017	2016
	(In thousands)
Revenues
Premiums	$26,268	$50,739
Universal life and investment-type product policy fees	103,736	103,000
Net investment income	86,327	57,780
Other revenues	(46,266)	29,192
Net investment gains (losses)	(1,178)	(3,737)
Net derivative gains (losses)	(157,222)	67,726
Total revenues	11,665	304,700
Expenses
Policyholder benefits and claims	(4,774)	51,980
Interest credited to policyholder account balances	39,423	39,914
Capitalization of DAC	(17,089)	(4,976)
Amortization of DAC and VOBA	(39,997)	23,217
Other expenses	83,042	62,003
Total expenses	60,605	172,138
Income (loss) before provision for income tax	(48,940)	132,562
Provision for income tax expense (benefit)	(100,725)	42,152
Net income (loss)	$51,785	$90,410
The table below shows the components of our net income (loss), in addition to adjusted earnings, for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
	(In thousands)
GMLB Riders	$(121,508)	$31,465
Other derivative instruments	(1,636)	1,368
Net investment gains (losses)	(1,178)	(3,737)
Other adjustments	229	385
Adjusted earnings before provision for income tax	75,153	103,081
Income (loss) before provision for income tax	(48,940)	132,562
Provision for income tax expense (benefit)	(100,725)	42,152
Net income (loss)	$51,785	$90,410
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Overview. Income (loss) before provision for income tax decreased $181.5 million ($38.6 million, net of income tax), primarily due to unfavorable changes in our GMLBs combined with lower adjusted earnings. In the current period, we recognized a $77.3 million income tax benefit from the enactment of the Tax Act.
Guaranteed Minimum Living Benefits. We directly issue variable annuity products with GMLBs. All of the economic risk associated with these GMLBs is currently ceded under reinsurance agreements with BLIC. In the prior period, a portion of this risk was ceded to MLIC but was recaptured and novated to BLIC in the current period. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a minimal corresponding offset in the value of the directly written GMLBs. See “— Summary of Critical Accounting Estimates — Derivatives.”

Comparative results from GMLBs, including the DAC offset, were unfavorable by $153.0 million. This decrease was recognized primarily as follows:

•
a decrease of $125.1 million, recognized in net derivatives gains (losses), driven by the recapture, from MLIC, of ceded reinsurance agreements covering certain risks of our variable annuity business; and

•
a decrease of $96.9 million recognized in net derivative gains (losses), driven by the impact of interest rates declining less in the current period than in the prior period, as well as the impact of higher equity markets, on our embedded derivatives; partially offset by

•	an increase of $63.3 million from the favorable impact from the DAC amortization offset.
The above decrease in net derivative gains (losses) includes $10.8 million of unfavorable changes from embedded derivatives related to our Shield Annuities. In connection with the transition to our new variable annuity hedging program, changes in the Shield Annuities embedded derivatives are included in the GMLB results beginning in the third quarter of 2017 on a prospective basis.
Excluding the impact of the annual actuarial assumption review, comparative results from GMLB’s were unfavorable by $95.6 million. The $57.4 million unfavorable impact of the annual actuarial review was primarily due to:

•	a decrease of $82.4 million recognized in net derivative gains (losses) driven mostly by changes regarding lapse and withdrawal rates; partially offset by

•	an increase of $25.1 million from the favorable impact from the DAC amortization offset.
For more information on the changes related to the annual actuarial assumption review see “— Summary of Critical Accounting Estimates — Derivatives — Embedded Derivatives.”
Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Unfavorable changes in the fair value of our foreign currency swaps had an unfavorable impact on comparative results of $2.6 million as a result of the U.S. dollar weakening more in the current period when compared to the prior period.
Changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. Changes in the fair value of the related embedded derivatives for the six months ended June 30, 2017 are included in other derivative instruments and had an unfavorable impact on comparative results of $385 thousand. As noted above, changes in the fair value of the Shield Annuities embedded derivatives have been included in Guaranteed Minimum Living Benefits beginning in the third quarter of 2017.
Net Investment Gains (Losses). Net investment gains (losses) had a favorable impact on comparative results of $2.6 million, primarily due to a prior period increase in the valuation allowance on commercial mortgage loans and lower impairments on fixed maturity securities, partially offset by higher gains on foreign currency transactions in the current period.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2017 was $100.7 million compared to income tax expense of $42.2 million for the year ended December 31, 2016. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. In the current period, we also recognized a $77.3 million tax benefit related to the enactment of the Tax Act. This adjustment resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings before provision for income tax decreased $27.9 million (increased $61.2 million, net of income tax) for the year ended December 31, 2017, compared to 2016. Adjusted earnings is discussed in greater detail below.

Reconciliation of net income (loss) to adjusted earnings

	Years Ended December 31,
	2017	2016
	(In thousands)
Net income (loss)	$51,785	$90,410
Add: Provision for income tax expense (benefit)	(100,725)	42,152
Net income (loss) before provision for income tax	(48,940)	$132,562
Less: GMLB Riders	(121,508)	31,465
Less: Other derivative instruments	(1,636)	1,368
Less: Net investment gains (losses)	(1,178)	(3,737)
Less: Other adjustments	229	385
Adjusted earnings before provision for income tax	75,153	103,081
Less: Provision for income tax expense (benefit)	(57,292)	31,834
Adjusted earnings	$132,445	$71,247
Results for the Years Ended December 31, 2017 and 2016 - Adjusted Earnings

	Years Ended December 31,
	2017	2016
	(In thousands)
Fee income	$156,871	$184,220
Net investment spread	29,672	26,624
Insurance-related activities	(46,525)	(51,728)
Amortization of DAC and VOBA	1,088	992
Other expenses, net of DAC capitalization	(65,953)	(57,027)
Adjusted earnings (loss) before provision for income tax	75,153	103,081
Provision for income tax expense (benefit)	(57,292)	31,834
Adjusted earnings (loss)	$132,445	$71,247
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Overview. The $61.2 million increase in adjusted earnings was driven primarily by impacts of the enactment of the Tax Act, partially offset by lower fee income.
Fee Income. Fee income decreased by $27.3 million due to the unfavorable comparative impact from gains recognized in the prior period in connection with the recapture of certain term life and single premium deferred annuity contracts (“SPDA Recapture”) from MetLife, partially offset by higher fees in the current period related to the novation of a variable annuity reinsurance agreement and yearly renewable term life business previously ceded to MetLife.
Net Investment Spread. Net investment spread increased by $3.0 million, primarily due to higher net investment income resulting from a higher average invested asset base due to positive net flows in our life and annuities businesses. The average invested asset base also increased as a result of the prior period SPDA Recapture; however, much of the favorable impact from this increase was offset by a corresponding reduction from the elimination of interest credited payments on the related reinsurance receivable.
Insurance-Related Activities. Net costs from insurance-related activities decreased by $5.2 million, primarily due to lower amortization of deferred sales inducements as a result of refinements to the amortization period in connection with our annual actuarial assumption review and favorable underwriting experience in our annuities business, partially offset by unfavorable underwriting experience in our life business as a result affiliated ceded reinsurance activity.
Other Expenses, Net of DAC Capitalization. Expenses increased by $8.9 million, primarily due to higher operating expenses as a result of being a stand-alone company, partially offset by the impacts from recapture activity related to ceded affiliated reinsurance agreements in our annuities and life businesses.

Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2017 was $57.3 million, compared to an income tax expense of $31.8 million for the year ended December 31, 2016. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the dividend received deductions and utilization of tax credits. In the current period, we also recognized a tax benefit in the current period of $77.3 million due to the enactment of the Tax Act. This adjustment resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
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
Off-Balance Sheet Arrangements
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We had no non-cash collateral derivatives at both December 31, 2017 and 2016. See “— Liquidity and Capital Resources — Liquidity” and Note 7 of the Notes to the Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 12 of the Notes to the Financial Statements.
Other
Additionally, we enter into mortgage loan commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Mortgage Loans” in Note 6 of the Notes to the Financial Statements for information on our investments in mortgage loans.
Other than the commitments disclosed in Note 12 of the Notes to the Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans.
Liquidity and Capital Resources
Overview
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions, access to the Brighthouse Financial, Inc. facilities described below and access to the capital markets and the alternate sources of liquidity and capital described herein.
In December 2016, Brighthouse Financial, Inc. entered into the Revolving Credit Facility. Additionally, in June 2017 and July 2017, respectively, Brighthouse Financial, Inc. issued the Senior Notes and entered into the Term Loan Facility. In the fourth quarter of 2017, Brighthouse Financial, Inc. also established internal affiliated liquidity facilities to provide liquidity within and across the combined group of Brighthouse companies. Collectively, these facilities will be a potential source of liquidity and capital to the Company.

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
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our levels of liquid assets and short-term liquidity. Liquid assets were $1,854.2 million and $1,552.2 million at December 31, 2017 and 2016, respectively. Short-term liquidity was $80.8 million and $9.6 million at December 31, 2017 and 2016, respectively.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products and annuity products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2017 and 2016, general account surrenders and withdrawals from annuity products were $68.3 million and $101.5 million, respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2017 and 2016, we had received pledged cash collateral of $5.4 million and $8.9 million, respectively. At December 31, 2017 and 2016, we had pledged no cash collateral. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2017. See Note 7 of the Notes to the Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Rating Agencies
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
The following financial strength ratings represent each rating agency’s opinion of BHNY’s ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in BHNY’s securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings at the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________
NR = Not rated
(1) Negative outlook.
Rating agencies may continue to review and adjust our ratings. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.
Affiliated Reinsurance Transactions
The Company currently cedes risk through reinsurance agreements with its parent, Brighthouse Life Insurance Company, as well as with unaffiliated third party reinsurers. The Company currently has no ongoing captive reinsurance arrangements.
The NAIC continues to review use of affiliated reinsurance companies. The NYDFS continues to have a moratorium on new reserve financing transactions involving affiliated reinsurance companies. We will consider obtaining reinsurance from other sources, as necessary, for capital requirement purposes when the economic impact of such arrangements makes it appropriate to do so.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet and Financial Risk Committee (“BSFRC”). The BSFRC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSFRC considers industry best practices and the current economic environment. The BSFRC also reviews and approves target investment portfolios in order to align them with our liability profile, and establishes guidelines and limits for various risk taking departments, such as the Investment Department. Our Treasury Department is responsible for coordinating our asset liability management (“ALM”) strategies throughout the enterprise. The membership of the BSFRC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer, Chief Strategy Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
To manage interest rate risk, we employ product design, pricing and ALM strategies to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. Our ALM strategies include the use of derivatives and duration mismatch limits.

We analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. State insurance department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions using internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, prepayments and defaults.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Treasury Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Treasury Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market, credit spread and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity markets and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity markets, credit spread and foreign currency exchange rates. We may have additional financial impacts, other than changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include policyholder account balances related to certain investment type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors and options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
We have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits.
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities and mortgage loans. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. We economically hedge substantially all of our foreign currency exposure.

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2017. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

•
the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currencies or decrease in the value of the U.S. dollar compared to the foreign currencies) in foreign currency exchange rates.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $687 million of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for derivatives that qualify for hedge accounting, the impact on reported earnings may be materially different from the change in market values; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management.

The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in the yield curve by type of asset and liability as of:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In thousands)
Financial assets with interest rate risk
Fixed maturity securities		$2,221,563	$(41,129)
Mortgage loans		$395,894	(4,815)
Premiums, reinsurance and other receivables		$20,628	(193)
Embedded derivatives within asset host contracts (2)		$307,698	(40,926)
Increase (decrease) in fair value of assets			(87,063)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$1,140,886	16,255
Embedded derivatives within liability host contracts (2)		$(39,935)	10,462
(Increase) decrease in fair value of liabilities			26,717

Derivative instruments with interest rate risk
Foreign currency contracts	$86,943	$2,173	(1,043)
Increase (decrease) in fair value of derivative instruments			(1,043)
Net Change			$(61,389)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes $687 million of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
Sensitivity to rising interest rates increased by $5 million, or 9%, to $61 million at December 31, 2017 from $56 million at December 31, 2016, primarily driven by an increase in the sensitivity to our fixed maturity securities due to increased fixed maturity security holdings and lower sensitivity of embedded derivatives within liability host contracts to changes in interest rates.
Sensitivity to a 10% rise in equity prices increased by $6 million, or 25%, to $30 million as of December 31, 2017 from $24 million at December 31, 2016, primarily driven by lower sensitivity of net embedded derivatives within liability host contracts to changes in equity prices.
Sensitivity to a 10% decrease in the U.S. dollar compared to all foreign currencies increased by $0.4 million, or 36% to $1.5 million at December 31, 2017 from $1.1 million at December 31, 2016. This increase was primarily driven by an increase in the sensitivity of our fixed maturity securities due to increased foreign currency denominated holdings that was more than offset by an increase in the sensitivity of our derivatives hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company of NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index to Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 22, 2018

We have served as the Company’s auditor since 2000.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Balance Sheets
December 31, 2017 and 2016
(In thousands, except share and per share data)

	2017	2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,165,134 and $1,870,654, respectively,)	$2,221,563	$1,878,514
Mortgage loans (net of valuation allowances of $1,747 and $1,775, respectively)	394,863	406,085
Other invested assets, at estimated fair value	3,784	8,656
Total investments	2,620,210	2,293,255
Cash and cash equivalents, principally at estimated fair value	86,154	18,583
Accrued investment income	18,323	16,626
Premiums, reinsurance and other receivables	572,609	354,939
Deferred policy acquisition costs and value of business acquired	131,059	85,173
Current income tax recoverable	—	57,736
Other assets	36,317	48,285
Separate account assets	5,021,633	4,758,449
Total assets	$8,486,305	$7,633,046
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$674,046	$627,007
Policyholder account balances	1,343,330	1,202,350
Other policy-related balances	12,733	7,285
Payables for collateral under derivative transactions	5,384	8,942
Current income tax payable	2,064	—
Deferred income tax liability	112,498	219,839
Other liabilities	471,130	112,441
Separate account liabilities	5,021,633	4,758,449
Total liabilities	7,642,818	6,936,313
Contingencies, Commitments and Guarantees (Note 12)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	415,931	340,931
Retained earnings	395,928	349,395
Accumulated other comprehensive income (loss)	29,628	4,407
Total stockholder's equity	843,487	696,733
Total liabilities and stockholder's equity	$8,486,305	$7,633,046
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Revenues
Premiums	$26,268	$50,739	$71,872
Universal life and investment-type product policy fees	103,736	103,000	110,905
Net investment income	86,327	57,780	52,944
Other revenues	(46,266)	29,192	(9,465)
Net investment gains (losses)	(1,178)	(3,737)	4,399
Net derivative gains (losses)	(157,222)	67,726	65,000
Total revenues	11,665	304,700	295,655
Expenses
Policyholder benefits and claims	(4,774)	51,980	49,400
Interest credited to policyholder account balances	39,423	39,914	52,133
Amortization of deferred policy acquisition costs and value of business acquired	(39,997)	23,217	103,826
Other expenses	65,953	57,027	65,213
Total expenses	60,605	172,138	270,572
Income (loss) before provision for income tax	(48,940)	132,562	25,083
Provision for income tax expense (benefit)	(100,725)	42,152	1,988
Net income (loss)	$51,785	$90,410	$23,095
See accompanying notes to the financial statements

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income (loss)	$51,785	$90,410	$23,095
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	34,971	(3,066)	(55,353)
Unrealized gains (losses) on derivatives	(4,248)	1,529	2,760
Other comprehensive income (loss), before income tax	30,723	(1,537)	(52,593)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,502)	538	18,408
Other comprehensive income (loss), net of income tax	25,221	(999)	(34,185)
Comprehensive income (loss)	$77,006	$89,411	$(11,090)
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$2,000	$340,931	$235,890	$39,591	$618,412
Net income (loss)			23,095		23,095
Other comprehensive income (loss), net of income tax				(34,185)	(34,185)
Balance at December 31, 2015	2,000	340,931	258,985	5,406	607,322
Net income (loss)			90,410		90,410
Other comprehensive income (loss), net of income tax				(999)	(999)
Balance at December 31, 2016	2,000	340,931	349,395	4,407	696,733
Capital contribution		75,000			75,000
Net income (loss)			51,785		51,785
Effect of change in accounting principle (Note 1)			(5,252)	5,252	—
Other comprehensive income (loss), net of income tax				19,969	19,969
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$51,785	$90,410	$23,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	1,826	3,534	1,408
Amortization of premiums and accretion of discounts associated with investments, net	4,390	(828)	(1,918)
(Gains) losses on investments, net	1,178	3,737	(4,399)
(Gains) losses on derivatives, net	56,628	(44,031)	(41,794)
Interest credited to policyholder account balances	39,423	39,914	52,133
Universal life and investment-type product policy fees	(103,736)	(103,000)	(110,905)
Change in accrued investment income	(1,686)	(404)	(1,048)
Change in premiums, reinsurance and other receivables	(290,764)	433,724	2,601
Change in deferred policy acquisition costs and value of business acquired, net	(57,086)	18,241	99,059
Change in income tax	(58,293)	44,325	(78,460)
Change in other assets	102,321	103,403	102,648
Change in future policy benefits and other policy-related balances	52,287	77,708	68,764
Change in other liabilities	354,777	(334,195)	12,764
Net cash provided by (used in) operating activities	153,050	332,538	123,948
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	548,721	140,236	364,194
Mortgage loans	42,363	42,446	23,593
Purchases of:
Fixed maturity securities	(845,133)	(379,993)	(372,108)
Mortgage loans	(30,679)	(44,325)	(45,240)
Cash received in connection with freestanding derivatives	729	54	786
Cash paid in connection with freestanding derivatives	(118)	(25)	(822)
Net change in short-term investments	(12)	18,487	(6,380)
Net change in other invested assets	(6)	2	414
Other, net	—	183	—
Net cash provided by (used in) investing activities	(284,135)	(222,935)	(35,563)
Cash flows from financing activities
Policyholder account balances:
Deposits	253,911	50,745	56,728
Withdrawals	(126,697)	(156,717)	(146,131)
Net change in payables for collateral under derivative transactions	(3,558)	5,642	3,300
Capital contribution	75,000	—	—
Net cash provided by (used in) financing activities	198,656	(100,330)	(86,103)
Change in cash and cash equivalents	67,571	9,273	2,282
Cash and cash equivalents, beginning of year	18,583	9,310	7,028
Cash and cash equivalents, end of year	$86,154	$18,583	$9,310
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$(42,132)	$(1,314)	$80,448
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$552,113	$—
Transfer of mortgage loans from former affiliates	$—	$266,557	$—
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BHNY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company, which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include the Company and certain affiliates in the planned separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and the Company to Brighthouse Life Insurance. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to Brighthouse Financial, Inc., resulting in the Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
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
Notes to the Financial Statements (continued)

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
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, policy renewal, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and locked in and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality and interest rates are locked in upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.
The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.
Policyholder account balances relate to customer deposits on universal life insurance and fixed and variable deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals.
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
Notes to the Financial Statements (continued)

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
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Deposits related to universal life insurance and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, mortality charges, risk charges, policy administration fees, and surrender charges. These fees are recognized when assessed to the contract holder and are included in universal life and investment-type product policy fees on the statements of operations.
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
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force as of the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.
DAC and VOBA on traditional long-duration insurance contracts is amortized based on actual and expected future gross premiums while DAC and VOBA on deferred annuities is amortized based on estimated gross profits. The recoverability of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.
See Note 4 for additional information on DAC and VOBA amortization.
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company also has deferred sales inducements (“DSI”) and value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment issue exists, the Company reviews DSI and VODA to determine whether the assets are impaired.
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
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. If reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio.
Premiums, fees and policyholder benefits and claims are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the reinsured portions of these guarantees are accounted for as embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses).
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
Notes to the Financial Statements (continued)

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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts and is based on the estimated economic life of the securities, which for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) considers the estimated timing and amount of prepayments of the underlying loans. The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates.
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis
The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age. See Note 6 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount and any deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Other Invested Assets
Other invested assets consist of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

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
Hedge Accounting
The Company primarily designates derivatives as a hedge of a forecasted transaction or a variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in fair value are recorded in OCI and subsequently reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
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
Notes to the Financial Statements (continued)

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
In determining the estimated fair value of the Company’s investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial, Inc. and its subsidiaries in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 - Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
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
Notes to the Financial Statements (continued)

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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“the Tax Act”) into law. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate required a one-time remeasurement of certain deferred tax items as of December 31, 2017. For the estimated impact of the Tax Act on the financial statements, including the estimated impact resulting from the remeasurement of deferred tax assets and liabilities, see Note 13 for more information. Actual results may materially differ from the Company’s current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions preliminarily made. The Company will continue to analyze the Tax Act to finalize its financial statement impact.
In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. SAB 118 acknowledges that a company may be able to complete the accounting for some provisions earlier than others. As such, it may need to apply all three scenarios in determining the accounting for the Tax Act based on information that is available. The Company has not fully completed its accounting for the tax effects of the Tax Act, including accounting for reserves. However, it has recorded the effects of the Tax Act as reasonable estimates due to the need for further analysis of the provisions within the Tax Act and collection, preparation and analysis of relevant data necessary to complete the accounting.
The corporate rate reduction also left certain tax effects, which were originally recorded using the previous corporate rate, stranded in accumulated other comprehensive income (“AOCI”). The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted federal corporate tax rate and the newly enacted rate as applied on an aggregate basis. See Note 11 for more information.
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
Notes to the Financial Statements (continued)

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
Computer Software
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $0 and $12.4 million at December 31, 2017 and 2016, respectively. Accumulated amortization of capitalized software was $0 and $5.9 million at December 31, 2017 and 2016, respectively. Related amortization expense was $544 thousand, $2.2 million and $13 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
Employee Benefit Plans
Through December 31, 2016, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, provided and the Company contributed to defined benefit pension and postemployment plans for its employees and retirees. MLIC also provides and the Company contributes to a postretirement medical and life insurance benefit plan for certain retired employees. The Company accounts for these plans as multiemployer benefit plans and as a result the assets, obligations and other comprehensive gains and losses of these benefit plans are not included in the balance sheet. Within its statement of operations, the Company has included expense associated with its participants in these plans. These plans also include participants from other affiliates of MLIC. The Company’s participation in these plans ceased December 31, 2016.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. The following table provides a description of new ASUs issued by the FASB and the expected impact of the adoption on the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Except as noted below, the ASUs adopted by the Company during 2017 did not have a material impact on its financial statements.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-02, Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The amendments to Topic 220 provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 (or portion thereof) is recorded.

		January 1, 2019 applied in the period of adoption (with early adoption permitted)	The Company elected to early adopt the ASU as of December 31, 2017 and reclassified $5.3 million from AOCI into retained earnings related to the impact of the Tax Act of 2017. See Notes 9 and 11.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The amendments to Topic 815 (i) refine and expand the criteria for achieving hedge accounting on certain hedging strategies, (ii) require the earnings effect of the hedging instrument be presented in the same line item in which the earnings effect of the hedged item is reported, and (iii) eliminate the requirement to separately measure and report hedge ineffectiveness.
		January 1, 2019 using the modified retrospective method (with early adoption permitted)	The Company does not expect a material impact on the Company's financial statements from adoption of the new guidance.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements. We expect the most significant impacts to be earlier recognition of impairments on mortgage loan investments.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.

		January 1, 2018 using the retrospective method	No impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

2. Segment Information
The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
Annuities
The Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment consists of life insurance products and services, including term, universal and whole life designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings, as well as income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers, which is no longer being offered for new sales.
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss).
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues costs related to non-core products.
The following are the significant items excluded from total revenues in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are the significant items excluded from total expenses in calculating adjusted earnings:

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2017, 2016 and 2015 and at December 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

2. Segment Information (continued)

The internal capital model is a risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviewed its approach periodically to ensure that it remained consistent with emerging industry practice standards.
Beginning in 2018, the Company will allocate equity to the segments based on its new statutory capital oriented internal capital allocation model, which considers capital requirements and aligns with emerging standards and consistent risk principles.
In 2017 and prior years, segment net investment income was credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s net investment income or net income (loss). Going forward, investment portfolios will be funded to support both liabilities and allocated surplus of each segment, requiring no allocated equity adjustments to net investment income. The impact to segment results is not expected to be material. Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee time incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$65,637	$2,692	$6,824	$75,153
Provision for income tax expense (benefit)	16,104	1,533	(74,929)	(57,292)
Adjusted earnings	$49,533	$1,159	$81,753	132,445
Adjustments for:
Net investment gains (losses)				(1,178)
Net derivative gains (losses)				(157,222)
Other adjustments to net income				34,307
Provision for income tax (expense) benefit				43,433
Net income (loss)				$51,785

Interest revenue	$57,142	$19,078	$10,433

At December 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$7,219,139	$662,546	$604,620	$8,486,305
Separate account assets	$5,021,633	$—	$—	$5,021,633
Separate account liabilities	$5,021,633	$—	$—	$5,021,633

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$52,855	$40,561	$9,665	$103,081
Provision for income tax expense (benefit)	14,623	14,197	3,014	31,834
Adjusted earnings	$38,232	$26,364	$6,651	$71,247
Adjustments for:
Net investment gains (losses)				(3,737)
Net derivative gains (losses)				67,726
Other adjustments to net income				(34,508)
Provision for income tax (expense) benefit				(10,318)
Net income (loss)				$90,410

Interest revenue	$27,747	$17,108	$13,204

At December 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$6,708,803	$342,592	$581,651	$7,633,046
Separate account assets	$4,758,449	$—	$—	$4,758,449
Separate account liabilities	$4,758,449	$—	$—	$4,758,449

	Operating Results
Year Ended December 31, 2015	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$20,794	(60,934)	$11,842	$(28,298)
Provision for income tax expense (benefit)	1,139	(21,327)	3,493	(16,695)
Adjusted earnings	$19,655	$(39,607)	$8,349	$(11,603)
Adjustments for:
Net investment gains (losses)				4,399
Net derivative gains (losses)				65,000
Other adjustments to net income				(16,018)
Provision for income tax (expense) benefit				(18,683)
Net income (loss)				$23,095

Interest revenue	$23,210	$15,432	$14,516

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Annuities	$106,762	$125,308	$139,102
Life	36,646	86,089	56,322
Corporate & Other	12,789	15,135	16,771
Adjustments	(144,532)	78,168	83,460
Total	$11,665	$304,700	$295,655
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Annuity products	$63,813	$112,018	$130,167
Life insurance products	19,925	70,913	43,145
Total	$83,738	$182,931	$173,312
All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In thousands)
Annuities	$1,675,039	$1,504,773
Life	346,084	322,319
Corporate & Other	8,986	9,550
Total	$2,030,109	$1,836,642
See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Nonparticipating life insurance
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 5%.

Individual and group fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 3% to 6%.
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
Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7. Guarantees accounted for as insurance liabilities include:

Guarantee:				Measurement Assumptions:
GMDBs	•	A return of purchase payment upon death even if the account value is reduced to zero.	•
Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	•	An enhanced death benefit may be available for an additional fee.	•	Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
•
Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index.

			•	Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs	•
After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.
•
Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contract holder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity contracts was as follows:

	Annuity Contracts
	GMDBs	GMIBs	Total
	(In thousands)
Direct
Balance at January 1, 2015	$7,152	$96,726	$103,878
Incurred guaranteed benefits	1,175	20,004	21,179
Paid guaranteed benefits	(238)	—	(238)
Balance at December 31, 2015	8,089	116,730	124,819
Incurred guaranteed benefits	2,272	32,338	34,610
Paid guaranteed benefits	(560)	1	(559)
Balance at December 31, 2016	9,801	149,069	158,870
Incurred guaranteed benefits	2,675	22,559	25,234
Paid guaranteed benefits	(11)	—	(11)
Balance at December 31, 2017	$12,465	$171,628	$184,093
Ceded
Balance at January 1, 2015	$7,152	$32,487	$39,639
Incurred guaranteed benefits	1,664	7,433	9,097
Paid guaranteed benefits	(238)	—	(238)
Balance at December 31, 2015	8,578	39,920	48,498
Incurred guaranteed benefits	2,215	11,570	13,785
Paid guaranteed benefits	(560)	—	(560)
Balance at December 31, 2016	10,233	51,490	61,723
Incurred guaranteed benefits	2,547	9,386	11,933
Paid guaranteed benefits	(11)	—	(11)
Balance at December 31, 2017	$12,769	$60,876	$73,645
Net
Balance at January 1, 2015	$—	$64,239	$64,239
Incurred guaranteed benefits	(489)	12,571	12,082
Paid guaranteed benefits	—	—	—
Balance at December 31, 2015	(489)	76,810	76,321
Incurred guaranteed benefits	57	20,768	20,825
Paid guaranteed benefits	—	1	1
Balance at December 31, 2016	(432)	97,579	97,147
Incurred guaranteed benefits	128	13,173	13,301
Paid guaranteed benefits	—	—	—
Balance at December 31, 2017	$(304)	$110,752	$110,448

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2017				2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$5,026,927		$4,149,482		$4,763,943		$3,969,485
Separate account value	$5,020,107		$4,149,482		$4,753,638		$3,968,482
Net amount at risk	$5,262	(4)	$166,788	(5)	$36,827	(4)	$209,926	(5)
Average attained age of contract holders	66 years		66 years		66 years		65 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 for a discussion of guaranteed minimum benefits which have been reinsured.

(3)	Includes the contract holder’s investments in the general account and separate account, if applicable.

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contract holders have achieved.

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2017	2016
	(In thousands)
Fund Groupings:
Balanced	$3,099,888	$2,945,952
Equity	1,513,408	1,403,276
Bond	359,929	359,993
Money Market	48,408	49,228
Total	$5,021,633	$4,758,449

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

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
Notes to the Financial Statements (continued)
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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
DAC
Balance at January 1,	$85,032	$107,474	$204,321
Capitalizations	17,089	4,976	4,768
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	50,228	(12,163)	(16,372)
Other expenses	(10,182)	(11,155)	(87,443)
Total amortization	40,046	(23,318)	(103,815)
Unrealized investment gains (losses)	(11,200)	(4,100)	2,200
Balance at December 31,	130,967	85,032	107,474
VOBA
Balance at January 1,	141	40	51
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	—	—	5
Other expenses	(49)	101	(16)
Total amortization	(49)	101	(11)
Balance at December 31,	92	141	40
Total DAC and VOBA
Balance at December 31,	$131,059	$85,173	$107,514

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In thousands)
Annuities	$107,760	$60,689
Life	23,101	24,265
Corporate & Other	198	219
Total	$131,059	$85,173

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
DSI
Balance at January 1,	$29,647	$37,114	$41,176
Capitalization	155	350	452
Amortization	(479)	(7,017)	(5,014)
Unrealized investment gains (losses)	(2,400)	(800)	500
Balance at December 31,	$26,923	$29,647	$37,114
VODA
Balance at January 1,	$9,862	$11,222	$12,616
Amortization	(1,283)	(1,360)	(1,394)
Balance at December 31,	$8,579	$9,862	$11,222
Accumulated amortization	$10,935	$9,652	$8,292
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In thousands)
2018	$46	$1,184
2019	$46	$1,073
2020	$—	$956
2021	$—	$841
2022	$—	$730
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
Annuities
For annuities, the Company currently reinsures to its parent Brighthouse Life Insurance Company and formerly reinsured to MLIC, 100% of the certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with variable annuities. Under the benefit guarantees reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Life
For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently retains up to $100,000 per life and reinsures 100% of amounts in excess of the amount the Company retains. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Catastrophe Coverage
The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2017 and 2016, were not significant.
The Company has secured certain reinsurance recoverable balances with irrevocable letters of credit. The Company had $17.0 million and $11.9 million of unsecured reinsurance recoverable balances with third-parties at December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had $17.1 million of net ceded reinsurance recoverables with third-parties. Of this total, $15.0 million, or 88%, were with the Company’s five largest ceded reinsurers, all of which were unsecured. At December 31, 2016, the Company had $11.9 million of net ceded reinsurance recoverables with third-parties. Of this total, $10.5 million, or 88%, were with the Company’s five largest ceded reinsurers, all of which were unsecured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Premiums
Direct premiums	$93,196	$109,733	$122,110
Reinsurance ceded	(66,928)	(58,994)	(50,238)
Net premiums	$26,268	$50,739	$71,872
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$107,605	$106,830	$114,850
Reinsurance ceded	(3,869)	(3,830)	(3,945)
Net universal life and investment-type product policy fees	$103,736	$103,000	$110,905
Other revenues
Direct other revenues	$13,016	$12,494	$12,754
Reinsurance ceded	(59,282)	16,698	(22,219)
Net other revenues	$(46,266)	$29,192	$(9,465)
Policyholder benefits and claims
Direct policyholder benefits and claims	$105,551	$128,420	$138,574
Reinsurance ceded	(110,325)	(76,440)	(89,174)
Net policyholder benefits and claims	$(4,774)	$51,980	$49,400
The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2017			2016
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$20,852	$551,757	$572,609	$19,005	$335,934	$354,939

Liabilities
Other policy-related balances	$12,733	$—	$12,733	$7,285	$—	$7,285
Other liabilities	$21,643	$449,487	$471,130	$10,637	$101,804	$112,441
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Deposit assets and deposit liabilities, if any, are the result of related party reinsurance transactions. See “— Related Party Reinsurance Transactions.”
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and certain MetLife, Inc. subsidiaries, including MLIC and MetLife Reinsurance Company of Vermont (“MRV”), all of which were related parties at December 31, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Information regarding the significant effects of related party reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Premiums
Reinsurance ceded	$(51,944)	$(44,259)	$(37,119)
Universal life and investment-type product policy fees
Reinsurance ceded	$(3,680)	$(3,645)	$(3,784)
Other revenues
Reinsurance ceded	$(59,272)	$16,701	$(22,212)
Policyholder benefits and claims
Reinsurance ceded	$(99,990)	$(71,948)	$(76,410)
Information regarding the significant effects of ceded related party reinsurance included on the balance sheets was as follows at:

	December 31,
	2017	2016
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$533,388	$321,868
Liabilities
Other liabilities	$448,210	$99,641
The Company ceded risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $307.7 million and $211.2 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($73.6) million, $24.2 million and $12.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company ceded 100% of certain variable annuities including guaranteed minimum benefit on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company recognized a loss of $84.4 million, net of income tax, as a result of these transactions. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s balance sheets. The embedded derivatives associated with this cession are included within premiums, reinsurance and other receivables and were $0 and $168.1 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($125.1) million, $46.2 million and $54.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

In May 2017, the Company recaptured from MLIC risks related to multiple life products under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of this transaction.
In December 2016, the Company recaptured level premium term business previously reinsured to MRV. This recapture resulted in a decrease in cash and cash equivalents of $27.2 million, a decrease in premiums, reinsurance and other receivables of $93.7 million and a decrease in other liabilities of $158.1 million. The Company recognized a gain of $24.2 million, net of income tax, as a result of this recapture.
In November 2016, the Company recaptured certain single premium deferred annuity contracts previously reinsured to MLIC. This recapture resulted in an increase in investments and cash and cash equivalents of $933.4 million and an increase in DAC of $22.9 million, offset by a decrease in premiums, reinsurance and other receivables of $922.6 million. The Company recognized a gain of $21.9 million, net of income tax, as a result of this recapture.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts and irrevocable letters of credit. The Company had $92.6 million and $199.0 million of unsecured related party reinsurance recoverable balances at December 31, 2017 and 2016, respectively.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $19.6 million and $28.0 million at December 31, 2017 and 2016, respectively. There were no deposit liabilities on related party reinsurance at both December 31, 2017 and 2016.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector.

	December 31, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$770,385	$29,246	$2,007	$—	$797,624	$709,694	$20,400	$8,283	$—	$721,811
U.S. government and agency	535,757	17,023	5,717	—	547,063	410,504	9,560	13,519	—	406,545
Foreign corporate	304,650	8,168	3,704	—	309,114	237,412	2,998	8,070	—	232,340
RMBS	217,857	5,626	1,703	—	221,780	238,676	2,033	2,322	—	238,387
CMBS	197,931	3,533	1,043	—	200,421	177,719	2,724	1,487	—	178,956
State and political subdivision	64,056	6,596	366	—	70,286	52,739	4,345	764	—	56,320
ABS	58,665	305	98	—	58,872	26,695	152	177	—	26,670
Foreign government	15,833	597	27	—	16,403	17,215	543	273	—	17,485
Total fixed maturity securities	$2,165,134	$71,094	$14,665	$—	$2,221,563	$1,870,654	$42,755	$34,895	$—	$1,878,514
__________________

(1)	Redeemable preferred stock is reported within U.S. corporate fixed maturity securities. Included within fixed maturity securities are Structured Securities.
The Company did not hold non-income producing fixed maturity securities at both December 31, 2017 and 2016.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$40,231	$333,428	$760,665	$556,357	$474,453	$2,165,134
Estimated fair value	$40,633	$338,857	$768,084	$592,916	$481,073	$2,221,563
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities
U.S. corporate	$118,514	$898	$46,372	$1,109	$250,559	$6,667	$17,745	$1,616
U.S. government and agency	248,434	2,895	107,253	2,822	342,150	13,519	—	—
Foreign corporate	88,724	1,540	29,552	2,164	129,093	3,541	22,965	4,529
RMBS	24,060	162	38,454	1,541	137,470	2,089	6,822	233
CMBS	18,430	176	27,958	867	42,661	1,068	3,729	419
State and political subdivision	9,232	110	8,111	256	20,709	764	—	—
ABS	7,361	23	8,076	75	17,504	177	—	—
Foreign government	4,484	27	—	—	7,189	148	868	125
Total fixed maturity securities	$519,239	$5,831	$265,776	$8,834	$947,335	$27,973	$52,129	$6,922
Total number of securities in an unrealized loss position	131		58		203		35
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2017.
Gross unrealized losses on fixed maturity securities decreased $20.2 million during the year ended December 31, 2017 to $14.7 million. The decrease in gross unrealized losses for the year ended December 31, 2017, was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

At December 31, 2017, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans:
Commercial	$276,626	70.0%	$286,002	70.4%
Agricultural	119,984	30.4	121,858	30.0
Subtotal (1)	396,610	100.4	407,860	100.4
Valuation allowances (2)	(1,747)	(0.4)	(1,775)	(0.4)
Total mortgage loans, net	$394,863	100.0%	$406,085	100.0%
__________________

(1)
The Company purchases unaffiliated mortgage loans under a master participation agreement from a former affiliate, simultaneously with the former affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from the former affiliate during the years ended December 31, 2017, 2016 and 2015 were $22.2 million, $100.2 million and $44.9 million, respectively. In connection with the mortgage loan participations, the former affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the former affiliate remitted such payments to the Company in the amount of $58.5 million, $63.7 million and $30.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
Information on commercial and agricultural mortgage loans is presented in the tables below.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in thousands)
December 31, 2017
Loan-to-value ratios:
Less than 65%	$243,217	$17,425	$—	$260,642	94.2%
65% to 75%	12,957	—	—	12,957	4.7
76% to 80%	3,027	—	—	3,027	1.1
Total	$259,201	$17,425	$—	$276,626	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$259,711	$15,614	$999	$276,324	96.6%
65% to 75%	9,678	—	—	9,678	3.4
Total	$269,389	$15,614	$999	$286,002	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$119,077	99.2%	$119,974	98.4%
65% to 75%	907	0.8	1,884	1.6
Total	$119,984	100.0%	$121,858	100.0%
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2017 and 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans – 60 days and agricultural mortgage loans – 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at both December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $60.7 million and $9.2 million at December 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and the effect on DAC, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Fixed maturity securities	$56,432	$7,862	$6,028
Derivatives	471	4,718	3,189
Subtotal	56,903	12,580	9,217
Amounts allocated from:
DAC and DSI	(19,400)	(5,800)	(900)
Deferred income tax benefit (expense)	(7,875)	(2,373)	(2,911)
Net unrealized investment gains (losses)	$29,628	$4,407	$5,406
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1,	$4,407	$5,406	$39,591
Unrealized investment gains (losses) during the year	44,323	3,363	(55,293)
Unrealized investment gains (losses) relating to:
DAC and DSI	(13,600)	(4,900)	2,700
Deferred income tax benefit (expense)	(5,502)	538	18,408
Balance at December 31,	$29,628	$4,407	$5,406
Change in net unrealized investment gains (losses)	$25,221	$(999)	$(34,185)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2017 and 2016.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2017	2016
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,549	$1,507
Invested assets pledged as collateral (1)	$707	$—
Total invested assets on deposit and pledged as collateral	$2,256	$1,507

__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 7).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

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
Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either December 31, 2017 or 2016.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2017		2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$431,406	$431,406	$444,013	$444,013
Foreign corporate	6,394	6,394	5,884	5,884
Total	$437,800	$437,800	$449,897	$449,897
_____________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Investment income:
Fixed maturity securities	$71,779	$50,386	$47,069
Mortgage loans	16,665	8,734	6,904
Cash, cash equivalents and short-term investments	261	102	38
Other	778	516	401
Subtotal	89,483	59,738	54,412
Less: Investment expenses	3,156	1,958	1,468
Net investment income	$86,327	$57,780	$52,944
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(870)	$—
OTTI losses on fixed maturity securities recognized in earnings	—	(870)	—
Fixed maturity securities — net gains (losses) on sales and disposals	(1,749)	(1,884)	4,547
Total gains (losses) on fixed maturity securities	(1,749)	(2,754)	4,547
Equity securities - net gains (losses) on sales and disposals	—	6	—
Mortgage loans	(42)	(1,129)	(146)
Other	613	140	(2)
Total net investment gains (losses)	$(1,178)	$(3,737)	$4,399
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $467 thousand, ($54) thousand and $458 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Fixed Maturity Securities			Equity Securities
	(In thousands)
Proceeds	$462,993	$74,657	$292,993	$—	$183	$—
Gross investment gains	$1,879	$1,006	$8,204	$—	$6	$—
Gross investment losses	(3,628)	(2,890)	(3,657)	—	—	—
OTTI losses	—	(870)	—	—	—	—
Net investment gains (losses)	$(1,749)	$(2,754)	$4,547	$—	$6	$—
Related Party Investment Transactions
During the year ended December 31, 2016, the Company transferred invested assets to affiliates with an estimated fair value of $1.5 million and amortized cost of $1.4 million. Net investment gains (losses) recognized on these transfers was $64 thousand.
In November 2016, the Company received a transfer of investments and cash and cash equivalents totaling $933.4 million for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, a former affiliate. See Note 5 for additional information related to this transfer.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), a related party investment advisor. The related investment administrative service charges were $2.8 million, $1.9 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2017			2016
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$70,307	$1,571	$1,357	$33,930	$4,947	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Foreign currency swaps	Foreign currency exchange rate	16,636	2,213	254	14,063	3,709	—
Total		$86,943	$3,784	$1,611	$47,993	$8,656	$—
The Company recognized net investment income from settlement payments related to qualifying hedges of $604 thousand, $581 thousand and $394 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to non-qualifying hedges of $326 thousand, $279 thousand and $215 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$(9)	$—	$(4,257)
Total cash flow hedges	(9)	—	(4,257)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency exchange rate derivatives	(1,609)	373	—
Embedded derivatives	(156,297)	—	—
Total non-qualifying hedges	(157,906)	373	—
Total	$(157,915)	$373	$(4,257)

	Year Ended December 31, 2016
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$55	$(44)	$1,584
Total cash flow hedges	55	(44)	1,584
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency exchange rate derivatives	2,114	(757)	—
Embedded derivatives	66,079	—	—
Total non-qualifying hedges	68,193	(757)	—
Total	$68,248	$(801)	$1,584

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2015
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$—	$(32)	$2,760
Total cash flow hedges	—	(32)	2,760
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency exchange rate derivatives	1,557	(456)	—
Embedded derivatives	63,716	—	—
Total non-qualifying hedges	65,273	(456)	—
Total	$65,273	$(488)	$2,760
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges. Ineffective portion of the gains (losses) recognized in income is not significant.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships.

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the year ended December 31, 2017, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges. For the year ended December 31, 2016, $49 thousand was reclassified into net derivative gains (losses) related to such discontinued cash flow hedges. For the year ended December 31, 2015, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both the years ended December 31, 2017 and 2016.
At December 31, 2017 and 2016, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $471 thousand and $4.7 million, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

Counterparty Credit Risk
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
Notes to the Financial Statements (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2017		2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$3,903	$1,482	$8,850	$—
Total gross estimated fair value of derivatives (1)	3,903	1,482	8,850	—
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	3,903	1,482	8,850	—
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,482)	(1,482)	—	—
Cash collateral: (3)
OTC-bilateral	(2,367)	—	(8,672)	—
Securities collateral: (4)
OTC-bilateral	—	—	—	—
Net amount after application of master netting agreements and collateral	$54	$—	$178	$—
______________

(1)
At December 31, 2017 and 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $119 thousand and $194 thousand, respectively and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($129) thousand and $0, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2017 and 2016, the Company received excess cash collateral of $3.0 million and $270 thousand, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2017 and 2016, the Company did not receive excess securities collateral, and provided excess securities collateral with an estimated fair value of $707 thousand and $0, respectively, for its OTC-bilateral derivatives.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

At both December 31, 2017 and 2016, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral arrangements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2017	2016
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$307,698	$379,297

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(51,130)	$(23,740)
Fixed annuities with equity indexed returns	Policyholder account balances	11,195	—
Embedded derivatives within liability host contracts		$(39,935)	$(23,740)
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net derivative gains (losses) (1), (2)	$(156,297)	$66,079	$63,716
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $466 thousand, ($57) thousand and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($24.7) million, ($19.0) million and ($2.6) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	See Note 5 for discussion of related party net derivative gains (losses).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$750,891	$46,733	$797,624
U.S. government and agency	420,084	126,979	—	547,063
Foreign corporate	—	259,897	49,217	309,114
RMBS	—	207,338	14,442	221,780
CMBS	—	195,306	5,115	200,421
State and political subdivision	—	70,286	—	70,286
ABS	—	58,872	—	58,872
Foreign government	—	16,403	—	16,403
Total fixed maturity securities	420,084	1,685,972	115,507	2,221,563
Derivative assets: (1)
Foreign currency exchange rate	—	3,784	—	3,784
Embedded derivatives within asset host contracts (2)	—	—	307,698	307,698
Separate account assets	—	5,021,633	—	5,021,633
Total assets	$420,084	$6,711,389	$423,205	$7,554,678
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1,611	$—	$1,611
Embedded derivatives within liability host contracts (2)	—	—	(39,935)	(39,935)
Total liabilities	$—	$1,611	$(39,935)	$(38,324)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$681,406	$40,405	$721,811
U.S. government and agency	289,186	117,359	—	406,545
Foreign corporate	—	200,454	31,886	232,340
RMBS	—	217,091	21,296	238,387
CMBS	—	173,763	5,193	178,956
State and political subdivision	—	56,320	—	56,320
ABS	—	21,736	4,934	26,670
Foreign government	—	17,485	—	17,485
Total fixed maturity securities	289,186	1,485,614	103,714	1,878,514
Derivative assets: (1)
Foreign currency exchange rate	—	8,656	—	8,656
Embedded derivatives within asset host contracts (2)	—	—	379,297	379,297
Separate account assets	—	4,758,449	—	4,758,449
Total assets	$289,186	$6,252,719	$483,011	$7,024,916
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$—	$—	$—
Embedded derivatives within liability host contracts (2)	—	—	(23,740)	(23,740)
Total liabilities	$—	$—	$(23,740)	$(23,740)
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

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by MLIA. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse’s Board of Directors regarding compliance with fair value accounting standards.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2017.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2017.
Determination of Fair Value
Fixed maturities
The fair values for actively traded marketable bonds, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For fixed maturities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
U.S. corporate and foreign corporate securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark yields, spreads off benchmark yields, new issuances, issuer rating, trades of identical or comparable securities, or duration. Privately-placed securities are valued using the additional key inputs: market yield curve, call provisions, observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer, and delta spread adjustments to reflect specific credit-related issues.
U.S. government and agency, state and political subdivision and foreign government securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark U.S. Treasury yield or other yields, spread off the U.S. Treasury yield curve for the identical security, issuer ratings and issuer spreads, broker dealer quotes, and comparable securities that are actively traded.
Structured securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to; collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

Derivatives
The fair values for OTC-bilateral derivatives and OTC-cleared derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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
Notes to the Financial Statements (continued)
8. Fair Value (continued)

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both December 31, 2017 and 2016.
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
Notes to the Financial Statements (continued)
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

					December 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	98	-	142	108	94	-	136	107	Increase
	•	Market pricing	•	Quoted prices (4)	87	-	109	99	75	-	110	97	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	70	-	101	85	56	-	111	86	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)					104	-	104	104	Increase (5)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	0.64%	-	1.43%		0.04%	-	0.57%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

(8)
The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities		Net Embedded Derivatives (2)
	Corporate (1)	Structured Securities
	(In thousands)
Balance, January 1, 2016	$55,189	$13,862	$360,381
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(64)	249	66,079
Total realized/unrealized gains (losses) included in AOCI	(1,769)	152	—
Purchases (5)	21,260	23,916	—
Sales (5)	(462)	(1,901)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(23,423)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1,863)	(4,855)	—
Balance, December 31, 2016	72,291	31,423	403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	3	415	(156,297)
Total realized/unrealized gains (losses) included in AOCI	5,969	1,051	—
Purchases (5)	26,542	—	—
Sales (5)	(2,320)	(8,398)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	100,893
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(6,535)	(4,934)	—
Balance, December 31, 2017	$95,950	$19,557	$347,633
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015 (7)	$23	$83	$67,551
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016 (7)	$(64)	$249	$71,709
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017 (7)	$1	$441	$(141,133)
Gains (Losses) Data for the year ended December 31, 2015
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$79	$83	$63,716
Total realized/unrealized gains (losses) included in AOCI	$(1,849)	$55	$—
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
Notes to the Financial Statements (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$394,863	$—	$—	$395,894	$395,894
Premiums, reinsurance and other receivables	$20,489	$—	$900	$19,728	$20,628
Liabilities
Policyholder account balances	$1,154,733	$—	$—	$1,140,886	$1,140,886

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,085	$—	$—	$404,079	$404,079
Premiums, reinsurance and other receivables	$30,122	$—	$2,095	$30,272	$32,367
Liabilities
Policyholder account balances	$1,214,186	$—	$—	$1,283,338	$1,283,338
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
Notes to the Financial Statements (continued)
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
9. Equity
Capital Transactions
In December 2017, the Company received a cash capital contribution of $75.0 million from Brighthouse Life Insurance Company.
Statutory Equity and Income
The state of domicile of the Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratio for the Company was in excess of 400% for all periods presented.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular Letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2017 and 2016 by an amount of $47.7 million and $53.0 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2017	2016	2015
		(In thousands)
Brighthouse Life Insurance Company of NY	New York	$22,166	$(87,290)	$17,194
Statutory capital and surplus was as follows at:

	December 31,
Company	2017	2016
	(In thousands)
Brighthouse Life Insurance Company of NY	$294,298	$195,824
Dividend Restrictions
The Company is able to pay $21.0 million of dividends in 2018 to its parent without insurance regulatory approval from the NYDFS. The Company did not pay any dividends in 2017 or 2016 to its parent.
Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting the Company, without prior insurance regulatory clearance, to pay stockholder dividends to its parent. in any calendar year based on either of two standards. Under one standard, the Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, the Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, the Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, the Company will be permitted to pay a dividend to its parent. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes on the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance at December 31, 2014	$39,312	$279	$39,591
OCI before reclassifications	(50,792)	2,760	(48,032)
Deferred income tax benefit (expense)	17,778	(966)	16,812
AOCI before reclassifications, net of income tax	6,298	2,073	8,371
Amounts reclassified from AOCI	(4,561)	—	(4,561)
Deferred income tax benefit (expense)	1,596	—	1,596
Amounts reclassified from AOCI, net of income tax	(2,965)	—	(2,965)
Balance at December 31, 2015	3,333	2,073	5,406
OCI before reclassifications	(5,777)	1,584	(4,193)
Deferred income tax benefit (expense)	2,022	(554)	1,468
AOCI before reclassifications, net of income tax	(422)	3,103	2,681
Amounts reclassified from AOCI	2,711	(55)	2,656
Deferred income tax benefit (expense)	(949)	19	(930)
Amounts reclassified from AOCI, net of income tax	1,762	(36)	1,726
Balance at December 31, 2016	1,340	3,067	4,407
OCI before reclassifications	33,257	(4,257)	29,000
Deferred income tax benefit (expense)	(11,640)	1,490	(10,150)
AOCI before reclassifications, net of income tax	22,957	300	23,257
Amounts reclassified from AOCI	1,714	9	1,723
Deferred income tax benefit (expense) (2)	4,652	(4)	4,648
Amounts reclassified from AOCI, net of income tax	6,366	5	6,371
Balance at December 31, 2017	$29,323	$305	$29,628
______________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.

(2)	Includes the $5.3 million impact of the Tax Act related to unrealized investments gains (losses), net of related offsets. See Note 1 for more information.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statement of Operations and Comprehensive Income (Loss) Location
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1,761)	$(2,745)	$4,550	Net investment gains (losses)
Net unrealized investment gains (losses)	47	79	228	Net investment income
Net unrealized investment gains (losses)	—	(45)	(217)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(1,714)	(2,711)	4,561
Income tax (expense) benefit	(4,652)	949	(1,596)
Net unrealized investment gains (losses), net of income tax	$(6,366)	$(1,762)	$2,965
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	$(9)	$55	$—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(9)	55	—
Income tax (expense) benefit	4	(19)	—
Gains (losses) on cash flow hedges, net of income tax	$(5)	$36	$—
Total reclassifications, net of income tax	$(6,371)	$(1,726)	$2,965
10. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Compensation	$13,508	$8,535	$13,421
Pension, postretirement and postemployment benefit costs	—	796	1,334
Commissions	33,129	17,586	21,291
Volume-related costs	3,171	4,943	6,123
Related party expenses on ceded reinsurance	4,743	10,535	11,276
Capitalization of DAC	(17,089)	(4,976)	(4,768)
Premium taxes, licenses and fees	3,795	2,590	3,607
Professional services	5,209	1,529	373
Rent and related expenses	481	1,096	1,065
Other	19,006	14,393	11,491
Total other expenses	$65,953	$57,027	$65,213
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Other Expenses (continued)

Related Party Expenses
See Note 13 for a discussion of related party expenses included in the table above.
11. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$17,352	$(57,108)	$1,148
Foreign	17	—	—
Subtotal	17,369	(57,108)	1,148
Deferred:
Federal	(118,094)	99,260	840
Provision for income tax expense (benefit)	$(100,725)	$42,152	$1,988
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Tax provision at U.S. statutory rate	$(17,129)	$46,397	$8,779
Tax effect of:
Rate revaluation due to tax reform (1)	(77,308)	—	—
Dividend received deduction	(5,159)	(4,732)	(5,589)
Prior year tax	(493)	1,282	(624)
Tax credits	(636)	(797)	(580)
Other, net	—	2	2
Provision for income tax expense (benefit)	$(100,725)	$42,152	$1,988
__________________
(1) For the year ended December 31, 2017, the Company recognized a $77.3 million benefit in net income from remeasurement of our net deferred tax liability in connection with the Tax Act discussed in Note 1. As the Company completes the analysis of data relevant to the Tax Act, as well as interpret any additional guidance issued by the Internal Revenue Service (“IRS”), U.S. Department of the Treasury, or other relevant organizations, it may make adjustments to these amounts.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2017	2016
	(In thousands)
Deferred income tax assets:
Tax credit carryforwards	$3,463	$4,491
Net operating loss carryforwards	3,661	—
Other	2,973	2,206
Total deferred income tax assets	10,097	6,697
Deferred income tax liabilities:
Investments, including derivatives	958	1,102
Policyholder liabilities and receivables	94,717	210,814
Intangibles	1,384	1,850
Net unrealized investment gains	7,875	2,373
DAC	17,661	10,397
Total deferred income tax liabilities	122,595	226,536
Net deferred income tax asset (liability)	$(112,498)	$(219,839)
At December 31, 2017, the Company had net operating loss carryforwards of approximately $17.4 million and the Company had recorded a related deferred tax asset of $3.7 million which expires in years 2033-2037.
Tax credit carryforwards of $3.5 million at December 31, 2017 have an indefinite expiration date.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1,	$1,204	$983	$983
Additions for tax positions of prior years	49	300	—
Reductions for tax positions of prior years	(62)	(23)	—
Additions for tax positions of current year	169	300	—
Reductions for tax positions of current year	(318)	—	—
Settlements with tax authorities	(66)	(356)	—
Balance at December 31,	$976	$1,204	$983
Unrecognized tax benefits that, if recognized would impact the effective rate	$976	$1,130	$909
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2017, 2016 and 2015.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

The Dividend Received Deduction (“DRD”) reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate. The Tax Act has changed the DRD amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $5.6 million, $3.9 million and $5.6 million, respectively, related to the separate account DRD. The 2017 benefit included an expense of $400 thousand related to a true-up of the 2016 tax return. The 2016 and 2015 benefit included a benefit of $900 thousand and $600 thousand related to a true-up of the 2015 and 2014 tax returns, respectively.
The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2007. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2007 and forward is not expected to have a material impact on the Company’s financial statements.
Tax Sharing Agreements
For the periods prior to the Separation from MetLife, Brighthouse Life Insurance Company of NY will be included in a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Current taxes (and the benefits of tax attributes such as losses) are allocated to Brighthouse Life Insurance Company of NY under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a separate return basis with benefits for losses.
Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance company subsidiaries (including the Company and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The tax sharing agreements state that federal taxes are generally allocated to the Company as if each entity were filing its own separate company tax return, except that net operating losses and certain other tax attributes are characterized as realized (or realizable) when those tax attributes are realized (or realizable) by the Company.
Related Party Income Tax Transactions
The Company also entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $55.6 million to Brighthouse Life Insurance Company of NY under the Tax Separation Agreement. At December 31, 2017, a $958 thousand receivable related to this agreement is included in other assets.
12. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, or annuities. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters or other products.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc. et al (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC. (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. The Brighthouse defendants intend to defend this action vigorously.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, investor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2017	2016
	(In thousands)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$300	$300
Premium tax offsets currently available for paid assessments	51	1,829
Total	$351	$2,129
Other Liabilities:
Insolvency assessments	$400	$400

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $355 thousand and $42 thousand at December 31, 2017 and 2016, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $11.6 million at December 31, 2017. The Company did not have commitments to lend funds under private corporate bond investments at December 31, 2016.
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
The Company had no liability for indemnities, guarantees and commitments at both December 31, 2017 and 2016.
13. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income	$(303,626)	$50,358	$16,759
Expense	$(66,252)	$(76,613)	$(44,358)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
13. Related Party Transactions (continued)

The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	December 31,
	2017	2016
	(In thousands)
Assets	$536,843	$322,394
Liabilities	$448,237	$99,641
The material arrangements between the Company and its related parties are as follows:
Reinsurance Agreements
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and certain of MetLife, Inc.’s subsidiaries. See Note 5 for further discussion of the related party reinsurance agreements.
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
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. In 2017, the Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $38.0 million, $19.9 million and $30.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
13. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Fee income	$12,393	$9,968	$10,515
Commission expense	$39,306	$32,191	$30,672
The following table summarizes assets and liabilities from transactions with related party broker-dealers as follow at:

	December 31,
	2017	2016
	(In thousands)
Fee income receivables	$1,090	$934
Secured demand notes	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)

Schedule I
Summary of Investments —
Other Than Investments in Related Parties
December 31, 2017
(In thousands)

Types of Investments	Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$535,757	$547,063	$547,063
Public utilities	53,821	56,323	56,323
State and political subdivision securities	64,056	70,286	70,286
Foreign government securities	15,833	16,403	16,403
All other corporate bonds	1,021,214	1,050,415	1,050,415
Total bonds	1,690,681	1,740,490	1,740,490
Mortgage-backed and asset-backed securities	474,453	481,073	481,073
Total fixed maturity securities	2,165,134	2,221,563	2,221,563
Mortgage loans	394,863		394,863
Other invested assets	3,784		3,784
Total investments	$2,563,781		$2,620,210
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2017 and 2016
(In thousands)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2017
Annuities	$107,760	$350,512	$1,324,527	$—	$2,347
Life	23,101	327,281	18,803	1,033	—
Corporate & Other	198	8,986	—	17	—
Total	$131,059	$686,779	$1,343,330	$1,050	$2,347
2016
Annuities	$60,689	$325,468	$1,179,305	$—	$2,164
Life	24,265	299,274	23,045	1,064	—
Corporate & Other	219	9,550	—	22	—
Total	$85,173	$634,292	$1,202,350	$1,086	$2,164
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information — (continued)
December 31, 2017, 2016 and 2015
(In thousands)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2017
Annuities	$113,225	$56,936	$15,118	$(42,603)	$48,171
Life	14,425	19,018	18,501	2,585	12,868
Corporate & Other	2,354	10,373	1,030	21	4,914
Total	$130,004	$86,327	$34,649	$(39,997)	$65,953
2016
Annuities	$122,830	$27,632	$62,676	$20,927	$37,537
Life	28,978	17,033	27,122	2,272	16,134
Corporate & Other	1,931	13,115	2,096	18	3,356
Total	$153,739	$57,780	$91,894	$23,217	$57,027
2015
Annuities	$139,905	$23,127	$65,764	$36,788	$45,835
Life	40,617	15,379	34,118	66,568	16,570
Corporate & Other	2,255	14,438	1,651	470	2,808
Total	$182,777	$52,944	$101,533	$103,826	$65,213
______________

(1)	See Note 2 of the Notes to the Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Reinsurance
December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2017
Life insurance in-force	$48,509,917	$41,167,006	$—	$7,342,911	—%
Insurance premium
Life insurance (1)	$93,196	$66,928	$—	$26,268	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$93,196	$66,928	$—	$26,268	—%
2016
Life insurance in-force	$50,748,993	$43,894,276	$—	$6,854,717	—%
Insurance premium
Life insurance (1)	$109,733	$58,994	$—	$50,739	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$109,733	$58,994	$—	$50,739	—%
2015
Life insurance in-force	$53,017,387	$48,212,042	$—	$4,805,345	—%
Insurance premium
Life insurance (1)	$122,110	$50,238	$—	$71,872	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$122,110	$50,238	$—	$71,872	—%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2017, reinsurance ceded included related party transactions for life insurance in-force of $30.6 billion, and life insurance premiums of $51.9 million. For the year ended December 31, 2016, reinsurance ceded included related party transactions for life insurance in-force of $32.5 billion, and life insurance premiums of $44.2 million. For the year ended December 31, 2015, reinsurance ceded included related party transactions for life insurance in-force of $36.3 billion, and life insurance premiums of $37.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017.
Historically, the Company relied on certain financial, administrative and other resources of MetLife, Inc. to operate our business until the Separation on August 4, 2017. In connection with the Separation, the Company redesigned several business processes and continues to change business processes as a subsidiary of Brighthouse Financial, Inc. The Company identifies, documents and evaluates controls to ensure controls over our financial reporting are effective.  MetLife, through services agreements, continues to provide certain services on a transitional basis.  We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Brighthouse Life Insurance Company of NY is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with GAAP.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements and financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2017. The Report of the Independent Registered Public Accounting Firm on their audit of the financial statements and financial statement schedules is included on page 66.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of Brighthouse Financial, Inc., has served as the independent auditor of the Company since 2000, and as auditor of current and former affiliates of the Company for more than 75 years. Its long-term knowledge of the Brighthouse group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2017 and 2016
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2017 and 2016. Prior to our separation from MetLife, Inc., our former parent paid all audit, audit-related, tax and other fees of Deloitte. As a result, the amounts reported below for fiscal year 2016 represent an allocation and are not directly comparable to the fees we paid for fiscal year 2017. All fees shown in the table for 2017 were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (“Audit Committee”).

	2017	2016
	(In thousands)
Audit fees (1)	$875	$646
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to Brighthouse and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that Brighthouse expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by Brighthouse’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements: See “Index to Financial Statements, Notes and Schedules.”
2. Financial Statement Schedules: See “Index to Financial Statements, Notes and Schedules.”
3. Exhibits: The exhibits are listed in the “Exhibit Index” below.

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere in this Annual Report on Form 10-K and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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

10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company of NY (formerly known as First MetLife Investors Insurance Company) (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on August 10, 2017).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 22, 2018

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

Signature	Title	Date

/s/ Kimberly A. Berwanger	Director	March 22, 2018
Kimberly A. Berwanger

/s/ Norse N. Blazzard	Director	March 22, 2018
Norse N. Blazzard

/s/ Peter M. Carlson	Chairman of the Board, President and Chief Executive Officer	March 22, 2018
Peter M. Carlson

/s/ David W. Chamberlin	Director	March 22, 2018
David W. Chamberlin

/s/ Richard A. Hemmings	Director	March 22, 2018
Richard A. Hemmings

/s/ Conor E. Murphy	Director	March 22, 2018
Conor E. Murphy

/s/ Mayer Naiman	Director	March 22, 2018
Mayer Naiman

/s/ Richard C. Pearson	Director	March 22, 2018
Richard C. Pearson

/s/ Lynn A. Dumais	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2018
Lynn A. Dumais