Form 10-Q
period 2018-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2018-05-11
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 11, 2018, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Part I — Financial Information— Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,233,879 and $2,165,134, respectively)	$2,237,349	$2,221,563
Mortgage loans (net of valuation allowances of $1,817 and $1,747, respectively)	406,762	394,863
Short-term investments, principally at estimated fair value	7,978	—
Other invested assets, at estimated fair value	19,301	3,784
Total investments	2,671,390	2,620,210
Cash and cash equivalents, principally at estimated fair value	91,982	86,154
Accrued investment income	20,836	18,323
Premiums, reinsurance and other receivables	563,716	572,609
Deferred policy acquisition costs and value of business acquired	156,897	131,059
Other assets	37,957	36,317
Separate account assets	4,846,885	5,021,633
Total assets	$8,389,663	$8,486,305
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$683,045	$674,046
Policyholder account balances	1,425,202	1,343,330
Other policy-related balances	9,111	12,733
Payables for collateral under derivative transactions	16,214	5,384
Current income tax payable	329	2,064
Deferred income tax liability	101,540	112,498
Other liabilities	508,510	471,130
Separate account liabilities	4,846,885	5,021,633
Total liabilities	7,590,836	7,642,818
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	415,931	415,931
Retained earnings	381,558	395,928
Accumulated other comprehensive income (loss)	(662)	29,628
Total stockholder's equity	798,827	843,487
Total liabilities and stockholder's equity	$8,389,663	$8,486,305
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$10,293	$9,230
Universal life and investment-type product policy fees	25,986	25,795
Net investment income	23,931	21,408
Other revenues	(12,544)	(12,671)
Net investment gains (losses):
Other net investment gains (losses)	(2,355)	(737)
Total net investment gains (losses)	(2,355)	(737)
Net derivative gains (losses)	(44,262)	(131,536)
Total revenues	1,049	(88,511)
Expenses
Policyholder benefits and claims	(1,541)	(1,783)
Interest credited to policyholder account balances	9,232	9,674
Amortization of deferred policy acquisition costs and value of business acquired	(3,323)	(25,576)
Other expenses	15,727	18,222
Total expenses	20,095	537
Income (loss) before provision for income tax	(19,046)	(89,048)
Provision for income tax expense (benefit)	(4,676)	(32,474)
Net income (loss)	$(14,370)	$(56,574)
Comprehensive income (loss)	$(44,660)	$(52,463)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(14,370)		(14,370)
Other comprehensive income (loss), net of income tax				(30,290)	(30,290)
Balance at March 31, 2018	$2,000	$415,931	$381,558	$(662)	$798,827

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(56,574)		(56,574)
Other comprehensive income (loss), net of income tax				4,111	4,111
Balance at March 31, 2017	$2,000	$340,931	$292,821	$8,518	$644,270
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$23,949	$11,482
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	77,753	171,018
Mortgage loans	2,399	8,449
Purchases of:
Fixed maturity securities	(141,218)	(146,636)
Mortgage loans	(14,445)	(8,477)
Cash received in connection with freestanding derivatives	212	—
Cash paid in connection with freestanding derivatives	(29,892)	—
Net change in short-term investments	(7,978)	(2,003)
Net change in other invested assets	425	—
Net cash provided by (used in) investing activities	(112,744)	22,351
Cash flows from financing activities
Policyholder account balances:
Deposits	117,755	15,044
Withdrawals	(33,962)	(36,734)
Net change in payables for collateral under derivative transactions	10,830	(200)
Net cash provided by (used in) financing activities	94,623	(21,890)
Change in cash, cash equivalents and restricted cash	5,828	11,943
Cash, cash equivalents and restricted cash, beginning of period	86,154	18,583
Cash, cash equivalents and restricted cash, end of period	$91,982	$30,526
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$4	$3
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
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc. was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. As a result, MetLife, Inc. and its subsidiaries are considered related parties.
The Company is organized into two segments: Annuities and Life.
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
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 balance sheet data was derived from audited financial statements included in BHNY’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2017 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. The following table provides a description of new ASUs issued by the FASB and the expected impact of the adoption on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 8.
ASUs issued but not yet adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
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
		January 1, 2019 using modified retrospective method (with early adoption permitted)	The Company does not expect a material impact on its financial statements from adoption of the new guidance.
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
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements with the most significant impact expected to be earlier recognition of credit losses on mortgage loan investments.

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
Life
The Life segment consists of insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers, which is no longer being offered for new sales.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, as well as businesses that have been or will be sold or exited by the Company, referred to as divested businesses.
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

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of deferred policy acquisition cost (“DAC”) and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2018 and 2017 and at March 31, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which the Company was exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the three months ended March 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the three months ended March 31, 2018 increased between $2 million and $5 million as a result of the change. Impacts to the Annuities and Corporate & Other segments would not have been significantly different under the previous allocation method.
In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $640 million and approximately $875 million, respectively, under the new allocation method. The Corporate & Other segment experienced decreases in total assets of approximately $1.5 billion as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$5,430	$8,014	$2,262	$15,706
Provision for income tax expense (benefit)	657	1,683	281	2,621
Adjusted earnings	$4,773	$6,331	$1,981	13,085
Adjustments for:
Net investment gains (losses)				(2,355)
Net derivative gains (losses)				(44,262)
Other adjustments to net income				11,865
Provision for income tax (expense) benefit				7,297
Net income (loss)				$(14,370)

Interest revenue	$14,803	$8,839	$371

	Operating Results
Three Months Ended March 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$12,054	$(2,212)	$2,670	$12,512
Provision for income tax expense (benefit)	3,036	(774)	810	3,072
Adjusted earnings	$9,018	$(1,438)	$1,860	9,440
Adjustments for:
Net investment gains (losses)				(737)
Net derivative gains (losses)				(131,536)
Other adjustments to net income				30,713
Provision for income tax (expense) benefit				35,546
Net income (loss)				$(56,574)

Interest revenue	$15,457	$3,749	$2,285

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Annuities	$27,638	$27,694
Life	15,696	9,928
Corporate & Other	1,024	2,703
Adjustments	(43,309)	(128,836)
Total	$1,049	$(88,511)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2018	December 31, 2017
	(In thousands)
Annuities	$7,898,394	$7,219,139
Life	1,452,865	662,546
Corporate & Other	(961,596)	604,620
Total	$8,389,663	$8,486,305
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2017 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,850,909		$4,002,240		$5,026,927		$4,149,482
Separate account value	$4,845,095		$4,001,339		$5,020,107		$4,149,482
Net amount at risk	$19,567	(4)	$182,505	(5)	$5,262	(4)	$166,788	(5)
Average attained age of contract holders	67 years		67 years		66 years		66 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2017 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
3. Insurance (continued)

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

4. Investments
See Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$799,350	$13,661	$10,138	$—	$802,873	$770,385	$29,246	$2,007	$—	$797,624
U.S. government and agency	524,516	12,387	14,202	—	522,701	535,757	17,023	5,717	—	547,063
Foreign corporate	313,381	5,292	6,314	—	312,359	304,650	8,168	3,704	—	309,114
RMBS	227,665	4,369	4,789	—	227,245	217,857	5,626	1,703	—	221,780
CMBS	208,070	801	2,690	—	206,181	197,931	3,533	1,043	—	200,421
State and political subdivision	65,953	5,674	678	—	70,949	64,056	6,596	366	—	70,286
ABS	76,443	298	242	—	76,499	58,665	305	98	—	58,872
Foreign government	18,501	279	238	—	18,542	15,833	597	27	—	16,403
Total fixed maturity securities	$2,233,879	$42,761	$39,291	$—	$2,237,349	$2,165,134	$71,094	$14,665	$—	$2,221,563
__________________

(1)
Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company did not hold non-income producing fixed maturity securities at both March 31, 2018 and December 31, 2017.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$46,977	$326,248	$775,779	$572,697	$512,178	$2,233,879
Estimated fair value	$47,298	$327,538	$764,035	$588,553	$509,925	$2,237,349

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

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

	March 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$366,302	$8,191	$46,709	$1,947	$118,514	$898	$46,372	$1,109
U.S. government and agency	304,962	9,897	85,562	4,305	248,434	2,895	107,253	2,822
Foreign corporate	168,505	3,897	39,824	2,417	88,724	1,540	29,552	2,164
RMBS	99,834	3,107	33,531	1,682	24,060	162	38,454	1,541
CMBS	113,284	1,249	27,350	1,441	18,430	176	27,958	867
State and political subdivision	22,134	366	8,054	312	9,232	110	8,111	256
ABS	22,535	160	8,050	82	7,361	23	8,076	75
Foreign government	11,654	238	—	—	4,484	27	—	—
Total fixed maturity securities	$1,109,210	$27,105	$249,080	$12,186	$519,239	$5,831	$265,776	$8,834
Total number of securities in an unrealized loss position	319		57		131		58
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment, evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Gross unrealized losses on fixed maturity securities increased $24.6 million during the three months ended March 31, 2018 to $39.3 million. The increase in gross unrealized losses for the three months ended March 31, 2018 was primarily attributable to increasing longer-term interest rates.
At March 31, 2018, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$289,478	71.2%	$276,626	70.0%
Agricultural	119,101	29.3	119,984	30.4
Subtotal	408,579	100.5	396,610	100.4
Valuation allowances (1)	(1,817)	(0.5)	(1,747)	(0.4)
Total mortgage loans, net	$406,762	100.0%	$394,863	100.0%
__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			% of Total
	> 1.20x	1.00x - 1.20x	Total
	(Dollars in thousands)
March 31, 2018
Loan-to-value ratios:
Less than 65%	$255,430	$20,064	$275,494	95.2%
65% to 75%	7,651	—	7,651	2.6
76% to 80%	6,333	—	6,333	2.2
Total	$269,414	$20,064	$289,478	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$243,217	$17,425	$260,642	94.2%
65% to 75%	12,957	—	12,957	4.7
76% to 80%	3,027	—	3,027	1.1
Total	$259,201	$17,425	$276,626	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$119,101	100.0%	$119,077	99.2%
65% to 75%	—	—	907	0.8
Total	$119,101	100.0%	$119,984	100.0%
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both March 31, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either March 31, 2018 or December 31, 2017. During the three months ended March 31, 2018 and 2017, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $60.0 million and $60.7 million at March 31, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Fixed maturity securities	$3,472	$56,432
Derivatives	(2,209)	471
Subtotal	1,263	56,903
Amounts allocated from:
DAC and DSI	(2,100)	(19,400)
Deferred income tax benefit (expense)	175	(7,875)
Net unrealized investment gains (losses)	$(662)	$29,628
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2018
(In thousands)
Balance, beginning of period	$29,628
Unrealized investment gains (losses) during the period	(55,640)
Unrealized investment gains (losses) relating to:
DAC and DSI	17,300
Deferred income tax benefit (expense)	8,050
Balance, end of period	$(662)
Change in net unrealized investment gains (losses)	$(30,290)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2018 and December 31, 2017.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	March 31, 2018	December 31, 2017
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,491	$1,549
Invested assets pledged as collateral (1)	419	707
Total invested assets on deposit and pledged as collateral	$1,910	$2,256
__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).
Variable Interest Entities
The Company has invested in legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either March 31, 2018 or December 31, 2017.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$420,170	$420,170	$431,406	$431,406
Foreign corporate	6,141	6,141	6,394	6,394
Total	$426,311	$426,311	$437,800	$437,800
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Investment income:
Fixed maturity securities	$20,365	$17,592
Mortgage loans	4,191	4,388
Cash, cash equivalents and short-term investments	158	37
Other	96	149
Subtotal	24,810	22,166
Less: Investment expenses	879	758
Net investment income	$23,931	$21,408
See “— Related Party Investment
Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Total gains (losses) on fixed maturity securities:
Fixed maturity securities — net gains (losses) on sales and disposals	$(2,839)	$(1,299)
Total gains (losses) on fixed maturity securities	(2,839)	(1,299)
Mortgage loans	(82)	(17)
Other	566	579
Total net investment gains (losses)	$(2,355)	$(737)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $414 thousand and $544 thousand for the three months ended March 31, 2018 and 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Proceeds	$53,561	$142,318
Gross investment gains	$15	$663
Gross investment losses	(2,854)	(1,962)
Net investment gains (losses)	$(2,839)	$(1,299)
Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The related investment administrative service charges were $766 thousand and $691 thousand for the three months ended March 31, 2018 and 2017, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
Interest Rate Derivatives
The Company purchases interest rate caps to protect against rises in long-term interest rates. The Company utilizes interest rate caps in nonqualifying hedging relationships.
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
Equity Derivatives
The Company uses equity index call options to reduce exposure to rising equity markets associated with Shield Annuities. The Company utilizes equity index options in nonqualifying hedging relationships.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$72,627	$802	$3,481	$70,307	$1,571	$1,357
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	7,547	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	17,892	1,350	439	16,636	2,213	254
Equity index options	Equity market	441,000	9,602	—	—	—	—
Total non-designated or nonqualifying derivatives		1,258,892	18,499	439	16,636	2,213	254
Total		$1,331,519	$19,301	$3,920	$86,943	$3,784	$1,611
The Company recognized net investment income from settlement payments related to qualifying hedges of $186 thousand and $148 thousand for the three months ended March 31, 2018 and 2017, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to non-qualifying hedges of $82 thousand and $84 thousand for the three months ended March 31, 2018 and 2017, respectively.
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Three Months Ended March 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$6	$—	$(2,674)
Total cash flow hedges	6	—	(2,674)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(4,002)	—	—
Foreign currency exchange rate derivatives	(1,054)	152	—
Credit derivatives	—	—	—
Equity derivatives	(8,736)	—	—
Embedded derivatives	(30,710)	—	—
Total non-qualifying hedges	(44,502)	152	—
Total	$(44,496)	$152	$(2,674)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Three Months Ended March 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$—	$—	$(421)
Total cash flow hedges	—	—	(421)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—
Foreign currency exchange rate derivatives	(339)	48	—
Credit derivatives	—	—	—
Equity derivatives	—	—	—
Embedded derivatives	(131,329)	—	—
Total non-qualifying hedges	(131,668)	48	—
Total	$(131,668)	$48	$(421)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)
Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships. Ineffective portion of the gains (losses) recognized in income is not significant.

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months ended March 31, 2018 and 2017, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both March 31, 2018 and December 31, 2017.
At March 31, 2018 and December 31, 2017, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was ($2.2) million and $471 thousand, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$19,408	$3,751	$3,903	$1,482
Total gross estimated fair value of derivatives (1)	19,408	3,751	3,903	1,482
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	19,408	3,751	3,903	1,482
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,751)	(3,751)	(1,482)	(1,482)
Cash collateral: (3)
OTC-bilateral	(14,246)	—	(2,367)	—
Securities collateral: (4)
OTC-bilateral	—	—	—	—
Net amount after application of master netting agreements and collateral	$1,411	$—	$54	$—
______________

(1)
At March 31, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $107 thousand and $119 thousand, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($169) thousand and ($129) thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $2.0 million and $3.0 million, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company did not receive excess securities collateral, and provided excess securities collateral with an estimated fair value of $419 thousand and $707 thousand, respectively, for its OTC-bilateral derivatives.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. In addition, the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s Investors Service and Standard & Poor’s Global Ratings 500 Index. If a party’s financial strength or credit ratings, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
At both March 31, 2018 and December 31, 2017, the Company held no OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$262,383	$307,698

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(56,252)	$(51,130)
Fixed annuities with equity indexed returns	Policyholder account balances	7,624	11,195
Embedded derivatives within liability host contracts		$(48,628)	$(39,935)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net derivative gains (losses) (1), (2)	$(30,710)	$(131,329)
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($1.1) million and ($300) thousand for the three months ended March 31, 2018 and 2017, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($600) thousand and $7.0 million for the three months ended March 31, 2018 and 2017 respectively.

(2)	See Note 10 for discussion of related party net derivative gains (losses).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

6. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the fair value option, are presented below at:

	March 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$758,241	$44,632	$802,873
U.S. government and agency	400,215	122,486	—	522,701
Foreign corporate	—	264,911	47,448	312,359
RMBS	—	210,882	16,363	227,245
CMBS	—	201,207	4,974	206,181
State and political subdivision	—	70,949	—	70,949
ABS	—	76,499	—	76,499
Foreign government	—	18,542	—	18,542
Total fixed maturity securities	400,215	1,723,717	113,417	2,237,349
Short-term investments	7,978	—	—	7,978
Derivative assets: (1)
Interest rate	—	7,547	—	7,547
Foreign currency exchange rate	—	2,152	—	2,152
Equity market	—	9,602	—	9,602
Total derivative assets	—	19,301	—	19,301
Embedded derivatives within asset host contracts (2)	—	—	262,383	262,383
Separate account assets	—	4,846,885	—	4,846,885
Total assets	$408,193	$6,589,903	$375,800	$7,373,896
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$3,920	$—	$3,920
Embedded derivatives within liability host contracts (2)	—	—	(48,628)	(48,628)
Total liabilities	$—	$3,920	$(48,628)	$(44,708)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2018.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Short-term investments
The fair value for actively traded short-term investments are determined using quoted market prices and are classified as Level 1 assets.
Derivatives
The fair values for OTC-bilateral derivatives and OTC-cleared derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both March 31, 2018 and December 31, 2017.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

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

					March 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	96	-	139	105	98	-	142	108	Increase
	•	Market pricing	•	Quoted prices (4)	87	-	104	97	87	-	109	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	69	-	100	88	70	-	101	85	Increase (5)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	0.90%	-	1.66%		0.64%	-	1.43%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

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
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended March 31, 2018
Balance, beginning of period	$95,950	$19,557	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	109	(30,710)
Total realized/unrealized gains (losses) included in AOCI	(772)	119	—
Purchases (5)	783	1,955	—
Sales (5)	(716)	(403)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,912)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(3,166)	—	—
Balance, end of period	$92,080	$21,337	$311,011
Three Months Ended March 31, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(42)	95	(131,329)
Total realized/unrealized gains (losses) included in AOCI	998	216	—
Purchases (5)	20,631	—	—
Sales (5)	(11,274)	(1,449)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	119,116
Transfers into Level 3 (6)	—	42	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$82,604	$30,327	$390,824
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (7)	$1	$109	$(33,063)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (7)	$(42)	$95	$(130,943)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$406,762	$—	$—	$402,200	$402,200
Premiums, reinsurance and other receivables	$18,170	$—	$701	$16,150	$16,851
Liabilities
Policyholder account balances	$1,139,063	$—	$—	$1,077,586	$1,077,586

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$394,863	$—	$—	$395,894	$395,894
Premiums, reinsurance and other receivables	$20,489	$—	$900	$19,728	$20,628
Liabilities
Policyholder account balances	$1,154,733	$—	$—	$1,140,886	$1,140,886

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$29,323	$305	$29,628
OCI before reclassifications	(38,499)	(2,674)	(41,173)
Deferred income tax benefit (expense)	8,083	562	8,645
AOCI before reclassifications, net of income tax	(1,093)	(1,807)	(2,900)
Amounts reclassified from AOCI	2,839	(6)	2,833
Deferred income tax benefit (expense)	(596)	1	(595)
Amounts reclassified from AOCI, net of income tax	2,243	(5)	2,238
Balance, end of period	$1,150	$(1,812)	$(662)

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	5,460	(421)	5,039
Deferred income tax benefit (expense)	(1,911)	147	(1,764)
AOCI before reclassifications, net of income tax	4,889	2,793	7,682
Amounts reclassified from AOCI	1,287	—	1,287
Deferred income tax benefit (expense)	(451)	—	(451)
Amounts reclassified from AOCI, net of income tax	836	—	836
Balance, end of period	$5,725	$2,793	$8,518
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2,839)	$(1,304)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	17	Net investment income
Net unrealized investment gains (losses), before income tax	(2,839)	(1,287)
Income tax (expense) benefit	596	451
Net unrealized investment gains (losses), net of income tax	(2,243)	(836)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	6	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	6	—
Income tax (expense) benefit	(1)	—
Gains (losses) on cash flow hedges, net of income tax	5	—
Total reclassifications, net of income tax	$(2,238)	$(836)
8. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund are based on a specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds, and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees of $3 million for both the three months ended March 31, 2018 and 2017, of which all were reported in the annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Compensation	$3,510	$2,879
Commissions	11,449	6,301
Volume-related costs	2,220	1,006
Related party expenses on ceded reinsurance	—	4,523
Capitalization of DAC	(8,116)	(2,192)
Premium taxes, licenses and fees	1,043	348
Professional services	1,457	1,080
Rent and related expenses	111	143
Other	4,053	4,134
Total other expenses	$15,727	$18,222
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 10 for a discussion of related party expenses included in the table above.
9. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters.
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. has filed a motion to dismiss. The Brighthouse defendants intend to defend this action vigorously.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 million and $355 thousand at March 31, 2018 and December 31, 2017, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $6.5 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both March 31, 2018 and December 31, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

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
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income	$(68,442)	$(174,298)
Expense	$(17,521)	$(10,705)
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets	$531,663	$536,843
Liabilities	$470,878	$448,237
The material arrangements between the Company and its related parties are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and Metropolitan Life Insurance Company (“MLIC”), a subsidiary of MetLife, Inc., both of which were related parties at March 31, 2018.
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Premiums
Reinsurance ceded	$(8,112)	$(9,844)
Universal life and investment-type product policy fees
Reinsurance ceded	$(1,043)	$(907)
Other revenues
Reinsurance ceded	$(15,936)	$(15,644)
Policyholder benefits and claims
Reinsurance ceded	$(24,732)	$(20,774)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$522,486	$533,388
Liabilities
Other liabilities	$470,851	$448,210
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $262.4 million and $307.7 million at March 31, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($45.8) million and ($25.3) million for the three months ended March 31, 2018 and 2017, respectively.
The Company previously ceded 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company recognized a loss of $84.4 million, net of income tax, as a result of these transactions.
Investment Transactions
See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $9.7 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Fee income	$3,167	$2,854
Commission expense	$13,075	$5,929
The following table summarizes assets from transactions with related party broker-dealers at:

	March 31, 2018	December 31, 2017
	(In thousands)
Fee income receivables	$1,069	$1,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “2017 Annual Report”); and (iii) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes we have established two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services (“NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. In addition, in marketing certain of Brighthouse’s products and services to tax-qualified pension plans, retirement plans and individual retirement annuities (collectively, “IRAs”), rules issued by the Department of Labor (“DOL”) described below under “— Department of Labor and ERISA Considerations” raise the standard for recommendations to such plans and IRAs to purchase variable and index-linked annuities to a fiduciary standard. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in the 2017 Annual Report, as amended or supplemented herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Surplus and Capital; Risk-Based Capital
We are required to maintain our capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (the “NAIC”) and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law provides the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our total adjusted capital was in excess of the required RBC levels. See “Statutory Equity and Income” in Note 9 of the Notes to the Financial Statements included in our 2017 Annual Report.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended

(the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
In addition, the prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, these rules substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
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
MetLife sold MetLife Premier Client Group, its former Retail segment’s proprietary distribution channel, in July 2016 to Massachusetts Mutual Life Insurance Company (“MassMutual”) to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA Plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations are targeted at such retail products. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
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
We have worked diligently to comply with the final rule and, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers” below for a discussion of standard of conduct rules proposed by the SEC and “Risk Factors — Regulatory and Legal Risks — NAIC — Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators, including the NYDFS, to include a “best interest” standard as part of their suitability requirements.
Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Public comments will be accepted for 90 days following publication of the proposal in the Federal Register. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in the 2017 Annual Report.

Non-GAAP and Other Financial Disclosures
Our definitions of the non-GAAP and other financial measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business, as well as enhances the understanding of our performance by the investor community. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss). A reconciliation of adjusted earnings to net income (loss) is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and securitization entities expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Financial Statements.
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

•
Allocated equity is the portion of common stockholder’s equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Interim Condensed Financial Statements for further information.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
We refer to this change in methodology as the “Portfolio Realignment.” While this change had no effect on our net income or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not re-cast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.
Results of Operations
Results for the Three Months Ended March 31, 2018 and 2017
Business Overview. Annuity sales experienced significant growth for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase resulted primarily from sales of our structured annuities (“Shield Annuities”), which we began selling in the first quarter of 2017. This increase was partially offset by lower sales of our variable annuities with GMWBs. With the exception of a limited number of term life policies, we are not accepting new sales of traditional life products; however, we do accept renewal premiums on in-force business and allow certain term-to-permanent policy conversions. In the second quarter of 2017, we began selling a new universal life product.
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
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues
Premiums	$10,293	$9,230
Universal life and investment-type product policy fees	25,986	25,795
Net investment income	23,931	21,408
Other revenues	(12,544)	(12,671)
Net investment gains (losses)	(2,355)	(737)
Net derivative gains (losses)	(44,262)	(131,536)
Total revenues	1,049	(88,511)
Expenses
Policyholder benefits and claims	(1,541)	(1,783)
Interest credited to policyholder account balances	9,232	9,674
Capitalization of DAC	(8,116)	(2,192)
Amortization of DAC and VOBA	(3,323)	(25,576)
Other expenses	23,843	20,414
Total expenses	20,095	537
Income (loss) before provision for income tax	(19,046)	(89,048)
Provision for income tax expense (benefit)	(4,676)	(32,474)
Net income (loss)	$(14,370)	$(56,574)

The table below shows the components of net income (loss), in addition to adjusted earnings, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Guaranteed minimum living benefits	$(27,886)	$(100,712)
Other derivative instruments	(4,898)	(221)
Net investment gains (losses)	(2,355)	(737)
Other adjustments	387	110
Adjusted earnings before provision for income tax	15,706	12,512
Income (loss) before provision for income tax	(19,046)	(89,048)
Provision for income tax expense (benefit)	(4,676)	(32,474)
Net income (loss)	$(14,370)	$(56,574)
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Income (loss) before provision for income tax increased $70.0 million ($42.2 million, net of income tax), primarily due to favorable changes in our guaranteed minimum living benefits (“GMLBs”) combined with higher adjusted earnings.
Guaranteed Minimum Living Benefits. Comparative results from GMLBs, including the DAC offset, were favorable by $72.8 million, primarily driven by an increase in net derivative gains (losses) from the impact of the recapture from MLIC in the prior period of ceded reinsurance agreements covering certain risks of our variable annuity business combined with the change in fair value of our Shield Annuities embedded derivatives in the current period, compared to the prior period. These increases were partially offset by unfavorable impacts from (i) the establishment of new freestanding derivative positions hedging Shield Annuities, (ii) changes in our ceded reinsurance embedded derivatives due to changes in interest rates, net of equity market impacts, and (iii) a higher DAC amortization offset.
The change in GMLB net derivative gains (losses) includes a net $5.2 million unfavorable change related to Shield Annuities resulting from the impact of the new freestanding hedge positions which was partially offset by the favorable change in the embedded derivatives. In connection with the transition to our new variable annuity hedging program, changes in the Shield Annuities embedded derivatives are included in the GMLB results beginning in the third quarter of 2017 on a prospective basis.
Other Derivative Instruments. In addition to GMLB embedded derivatives, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. In the first quarter of 2018, we began purchasing interest rate caps to protect against rises in interest rates. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Changes in interest rates on the fair value of our interest rate caps had an unfavorable impact of $4.7 million. This unfavorable change was partially offset by favorable changes in our foreign currency swaps due to the U.S. dollar strengthening against key foreign currencies in the current period when compared to the prior period.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $1.6 million, primarily due to higher current period net losses on the sale of fixed maturity securities compared to the prior period.
Adjusted Earnings. Adjusted earnings before provision for income tax increased $3.2 million ($3.6 million, net of income tax) for the three months ended March 31, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2018 was $4.7 million, or 25% of income (loss) before provision for income tax, compared to $32.5 million, or 36% of income (loss) before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Reconciliation of net income (loss) to adjusted earnings

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss)	$(14,370)	$(56,574)
Add: Provision for income tax expense (benefit)	(4,676)	(32,474)
Income (loss) before provision for income tax	(19,046)	(89,048)
Less: Guaranteed minimum living benefits	(27,886)	(100,712)
Less: Other derivative instruments	(4,898)	(221)
Less: Net investment gains (losses)	(2,355)	(737)
Less: Other adjustments (1)	387	110
Adjusted earnings before provision for income tax	15,706	12,512
Less: Provision for income tax expense (benefit)	2,621	3,072
Adjusted earnings	$13,085	$9,440
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).
Results for the Three Months Ended March 31, 2018 and 2017 — Adjusted Earnings

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Fee income	$37,684	$38,493
Net investment spread	10,261	7,631
Insurance-related activities	(8,831)	(11,721)
Amortization of DAC and VOBA	(7,681)	(3,669)
Other expenses, net of DAC capitalization	(15,727)	(18,222)
Adjusted earnings before provision for income tax	15,706	12,512
Provision for income tax expense (benefit)	2,621	3,072
Adjusted earnings	$13,085	$9,440

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. The $3.6 million increase in adjusted earnings was driven primarily by (i) favorable underwriting experience, (ii) higher net investment spread, (iii) lower expenses, and (iv) lower income taxes. These increases were partially offset by higher DAC amortization.
Net Investment Spread. Net investment spread increased $2.6 million, primarily due to a higher average invested asset base due to positive net flows in our annuities business, partially offset by the impact of investing this increase in invested assets at yields lower than the portfolio average.
Insurance-Related Activities. Net costs from insurance-related activities decreased $2.9 million, primarily due to favorable underwriting experience in our life business as a result of the prior period recapture of reinsurance agreements from MLIC and our parent, partially offset by unfavorable underwriting experience in our annuities business.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $4.0 million, primarily from unfavorable impacts in our annuities business from lower profits resulting from lower than expected separate account returns in the current period, as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses decreased $2.5 million, primarily due to impacts from prior period recapture activity related to ceded reinsurance agreements with MLIC in our annuities business.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $2.6 million, or 17% of adjusted earnings before provision for income tax, compared to $3.1 million, or 25% of adjusted earnings before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.
Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other written or oral statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the Company. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

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

•
any failure of third parties to provide services we need, any failure of the practices and procedures of these third parties and any inability to obtain information or assistance we need from third parties, including MetLife;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of the Tax Cuts and Jobs Act (the “Tax Act”) and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2017 Annual Report, with the exception of sensitivity to changes in equity pricing. Sensitivity to a 10% rise in equity prices decreased by $15.3 million or 50%, to $15.0 million as of March 31, 2018 from $30.3 million on December 31, 2017, primarily driven by purchases of derivatives to reduce exposure to equity market risk associated with index-linked annuity products.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes as a subsidiary of Brighthouse Financial, Inc. and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 12 to the Notes to the Consolidated Financial Statements included in the 2017 Annual Report; and (ii) Note 9 of the Notes to the Interim Condensed Financial Statements in Part I of this report.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in the 2017 Annual Report. In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report is incorporated by reference herein. Other than as described herein, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Risks Related to Our Business
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, Brighthouse entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. In December 2017, Brighthouse formalized an arrangement for the administration of life and annuities new business and approximately 1.3 million in-force life and annuities contracts. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors, including after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial or actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See the risk factor referenced in the preceding paragraph and “Risk Factors — Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” in the 2017 Annual Report.
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
These group annuity contracts and many of our other products are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for the information and assistance in modifying administrative practices and procedures. We also depend on MetLife for information and assistance in reviewing administrative practices and procedures and reserves with respect to other products it administers for us. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to other products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.

If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, or any changes resulting from preparing our first U.S. federal income tax returns, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the corporate tax rates could also affect the value of our deferred tax assets and may require a write-off of some of those assets. In addition, we have not yet been required to file U.S. federal income tax returns since our Separation from MetLife, and we will depend on information from MetLife in order to do so. If the information we receive from MetLife in the course of preparing our U.S. federal income tax returns is materially different from information received in the past or if we do not receive full information, we could find it necessary to change the deferred income tax assets and liabilities recorded on our balance sheet or to record provisions for income taxes on our statement of operations, which could adversely affect our financial condition and results of operations. See Note 11 of the Notes to the Financial Statements in the 2017 Annual Report for the impact of the Tax Act on our financial statements. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2017 Annual Report.
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not be successful in identifying every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures, or the risk management policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreements, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and related accounting, reporting, actuarial and other administrative services by

MetLife Investment Advisors, LLC with respect to Brighthouse’s general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere herein and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
Date: May 11, 2018