Form 10-Q
period 2018-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2018-08-09
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 9, 2018, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Index to the Interim Condensed Financial Statements and Notes

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)):	2
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements:	6
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	18
	Note 6 — Fair Value	27
	Note 7 — Equity	37
	Note 8 — Other Revenues and Other Expenses	39
	Note 9 — Contingencies, Commitments and Guarantees	39
	Note 10 — Related Party Transactions	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

Part II — Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 4.	Mine Safety Disclosures	57
Item 6.	Exhibits	58

Signatures		59

Part I — Financial Information— Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,290,524 and $2,165,134, respectively)	$2,266,314	$2,221,563
Mortgage loans (net of valuation allowances of $1,667 and $1,747, respectively)	413,399	394,863
Short-term investments, principally at estimated fair value	32,913	—
Other invested assets, at estimated fair value	29,111	3,784
Total investments	2,741,737	2,620,210
Cash and cash equivalents, principally at estimated fair value	116,400	86,154
Accrued investment income	19,273	18,323
Premiums, reinsurance and other receivables	526,309	572,609
Deferred policy acquisition costs and value of business acquired	165,794	131,059
Other assets	37,629	36,317
Separate account assets	4,795,704	5,021,633
Total assets	$8,402,846	$8,486,305
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$696,492	$674,046
Policyholder account balances	1,510,260	1,343,330
Other policy-related balances	8,583	12,733
Payables for collateral under derivative transactions	27,005	5,384
Current income tax payable	256	2,064
Deferred income tax liability	95,348	112,498
Other liabilities	490,460	471,130
Separate account liabilities	4,795,704	5,021,633
Total liabilities	7,624,108	7,642,818
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	415,931	415,931
Retained earnings	376,597	395,928
Accumulated other comprehensive income (loss)	(15,790)	29,628
Total stockholder's equity	778,738	843,487
Total liabilities and stockholder's equity	$8,402,846	$8,486,305
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$9,112	$(6,855)	$19,405	$2,375
Universal life and investment-type product policy fees	25,883	26,056	51,869	51,851
Net investment income	24,089	20,543	48,020	41,951
Other revenues	(12,076)	(8,940)	(24,620)	(21,611)
Net investment gains (losses)	(2,063)	366	(4,418)	(371)
Net derivative gains (losses)	(21,112)	16,422	(65,374)	(115,114)
Total revenues	23,833	47,592	24,882	(40,919)
Expenses
Policyholder benefits and claims	3,948	(18,222)	2,407	(20,005)
Interest credited to policyholder account balances	9,337	9,710	18,569	19,384
Amortization of deferred policy acquisition costs and value of business acquired	1,495	6,778	(1,828)	(18,798)
Other expenses	16,181	13,378	31,908	31,600
Total expenses	30,961	11,644	51,056	12,181
Income (loss) before provision for income tax	(7,128)	35,948	(26,174)	(53,100)
Provision for income tax expense (benefit)	(2,167)	11,274	(6,843)	(21,200)
Net income (loss)	$(4,961)	$24,674	$(19,331)	$(31,900)
Comprehensive income (loss)	$(20,089)	$37,122	$(64,749)	$(15,341)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(19,331)		(19,331)
Other comprehensive income (loss), net of income tax				(45,418)	(45,418)
Balance at June 30, 2018	$2,000	$415,931	$376,597	$(15,790)	$778,738

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(31,900)		(31,900)
Other comprehensive income (loss), net of income tax				16,559	16,559
Balance at June 30, 2017	$2,000	$340,931	$317,495	$20,966	$681,392
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$55,004	$69,277
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	183,586	214,730
Mortgage loans	8,376	23,549
Purchases of:
Fixed maturity securities	(306,386)	(297,186)
Mortgage loans	(23,922)	(8,474)
Cash received in connection with freestanding derivatives	3,121	1
Cash paid in connection with freestanding derivatives	(36,550)	—
Net change in short-term investments	(32,913)	(10)
Net change in other invested assets	372	2
Net cash provided by (used in) investing activities	(204,316)	(67,388)
Cash flows from financing activities
Policyholder account balances:
Deposits	219,081	82,626
Withdrawals	(61,144)	(68,254)
Net change in payables for collateral under derivative transactions	21,621	(1,168)
Net cash provided by (used in) financing activities	179,558	13,204
Change in cash, cash equivalents and restricted cash	30,246	15,093
Cash, cash equivalents and restricted cash, beginning of period	86,154	18,583
Cash, cash equivalents and restricted cash, end of period	$116,400	$33,676
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$8	$8
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
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc. was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of Brighthouse Financial, Inc. common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results in Corporate & Other.
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

ASUs adopted as of June 30, 2018 are summarized in the table below.

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
ASUs issued but not yet adopted as of June 30, 2018 are summarized in the table below.

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
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements, with the most significant impact expected to be earlier recognition of credit losses on mortgage loan investments.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2018 and 2017 and at June 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The Portfolio Realignment had no effect on the Company’s net income (loss) or adjusted earnings, but it did impact segment results for the six months ended June 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the six months ended June 30, 2018 increased between $4 million and $10 million as a result of the change. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $640 million and approximately $875 million, respectively, under the new allocation method. Corporate & Other experienced decreases in total assets of approximately $1.5 billion as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$6,473	$4,556	$186	$11,215
Provision for income tax expense (benefit)	880	959	(154)	1,685
Adjusted earnings	$5,593	$3,597	$340	9,530
Adjustments for:
Net investment gains (losses)				(2,063)
Net derivative gains (losses)				(21,112)
Other adjustments to net income				4,832
Provision for income tax (expense) benefit				3,852
Net income (loss)				$(4,961)

Interest revenue	$15,278	$8,482	$425

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$9,733	$6,224	$2,897	$18,854
Provision for income tax expense (benefit)	2,223	2,179	890	5,292
Adjusted earnings	$7,510	$4,045	$2,007	13,562
Adjustments for:
Net investment gains (losses)				366
Net derivative gains (losses)				16,422
Other adjustments to net income				306
Provision for income tax (expense) benefit				(5,982)
Net income (loss)				$24,674

Interest revenue	$13,413	$4,856	$2,350

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$11,903	$12,570	$2,448	$26,921
Provision for income tax expense (benefit)	1,537	2,642	127	4,306
Adjusted earnings	$10,366	$9,928	$2,321	$22,615
Adjustments for:
Net investment gains (losses)				(4,418)
Net derivative gains (losses)				(65,374)
Other adjustments to net income				16,697
Provision for income tax (expense) benefit				11,149
Net income (loss)				$(19,331)

Interest revenue	$30,081	$17,321	$796

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$21,787	$4,012	$5,567	$31,366
Provision for income tax expense (benefit)	5,259	1,405	1,700	8,364
Adjusted earnings	$16,528	$2,607	$3,867	23,002
Adjustments for:
Net investment gains (losses)				(371)
Net derivative gains (losses)				(115,114)
Other adjustments to net income				31,019
Provision for income tax (expense) benefit				29,564
Net income (loss)				$(31,900)

Interest revenue	$28,870	$8,605	$4,635
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Annuities	$28,106	$26,043	$55,744	$53,736
Life	14,407	(1,664)	30,103	8,264
Corporate & Other	1,079	2,936	2,103	5,639
Adjustments	(19,759)	20,277	(63,068)	(108,558)
Total	$23,833	$47,592	$24,882	$(40,919)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2018	December 31, 2017
	(In thousands)
Annuities	$7,332,250	$7,219,139
Life	953,659	662,546
Corporate & Other	116,937	604,620
Total	$8,402,846	$8,486,305
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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,799,799		$3,943,070		$5,026,927		$4,149,482
Separate account value	$4,795,646		$3,942,478		$5,020,107		$4,149,482
Net amount at risk	$17,538	(4)	$164,444	(5)	$5,262	(4)	$166,788	(5)
Average attained age of contract holders	67 years		67 years		66 years		66 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$834,767	$7,546	$17,384	$—	$824,929	$770,385	$29,246	$2,007	$—	$797,624
U.S. government and agency	526,694	12,551	16,818	—	522,427	535,757	17,023	5,717	—	547,063
Foreign corporate	324,484	2,795	12,397	—	314,882	304,650	8,168	3,704	—	309,114
RMBS	214,830	4,300	4,727	—	214,403	217,857	5,626	1,703	—	221,780
CMBS	216,970	428	4,554	—	212,844	197,931	3,533	1,043	—	200,421
State and political subdivision	71,170	5,748	1,031	—	75,887	64,056	6,596	366	—	70,286
ABS	86,593	137	392	—	86,338	58,665	305	98	—	58,872
Foreign government	15,016	111	523	—	14,604	15,833	597	27	—	16,403
Total fixed maturity securities	$2,290,524	$33,616	$57,826	$—	$2,266,314	$2,165,134	$71,094	$14,665	$—	$2,221,563
__________________

(1)
Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company did not hold non-income producing fixed maturity securities at both June 30, 2018 and December 31, 2017.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$36,040	$347,052	$780,194	$608,845	$518,393	$2,290,524
Estimated fair value	$36,328	$345,468	$757,810	$613,123	$513,585	$2,266,314
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

	June 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$503,585	$14,843	$47,182	$2,541	$118,514	$898	$46,372	$1,109
U.S. government and agency	312,484	11,574	84,366	5,244	248,434	2,895	107,253	2,822
Foreign corporate	212,189	8,618	38,227	3,779	88,724	1,540	29,552	2,164
RMBS	70,121	2,836	31,006	1,891	24,060	162	38,454	1,541
CMBS	155,098	2,835	27,043	1,719	18,430	176	27,958	867
State and political subdivision	26,273	627	7,961	404	9,232	110	8,111	256
ABS	39,441	328	8,049	64	7,361	23	8,076	75
Foreign government	9,740	523	—	—	4,484	27	—	—
Total fixed maturity securities	$1,328,931	$42,184	$243,834	$15,642	$519,239	$5,831	$265,776	$8,834
Total number of securities in an unrealized loss position	395		57		131		58
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2018.
Gross unrealized losses on fixed maturity securities increased $43.2 million during the six months ended June 30, 2018 to $57.8 million. The increase in gross unrealized losses for the six months ended June 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At June 30, 2018, there were no gross unrealized losses on fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$292,466	70.7%	$276,626	70.0%
Agricultural	122,600	29.7	119,984	30.4
Subtotal	415,066	100.4	396,610	100.4
Valuation allowances (1)	(1,667)	(0.4)	(1,747)	(0.4)
Total mortgage loans, net	$413,399	100.0%	$394,863	100.0%
__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			% of Total
	> 1.20x	1.00x - 1.20x	Total
	(Dollars in thousands)
June 30, 2018
Loan-to-value ratios:
Less than 65%	$278,488	$—	$278,488	95.2%
65% to 75%	7,661	—	7,661	2.6
76% to 80%	6,317	—	6,317	2.2
Total	$292,466	$—	$292,466	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$243,217	$17,425	$260,642	94.2%
65% to 75%	12,957	—	12,957	4.7
76% to 80%	3,027	—	3,027	1.1
Total	$259,201	$17,425	$276,626	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$122,600	100.0%	$119,077	99.2%
65% to 75%	—	—	907	0.8
Total	$122,600	100.0%	$119,984	100.0%
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both June 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either June 30, 2018 or December 31, 2017. During the three months and six months ended June 30, 2018 and 2017, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $76.9 million and $60.7 million at June 30, 2018 and December 31, 2017, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Fixed maturity securities	$(24,204)	$56,432
Derivatives	1,318	471
Subtotal	(22,886)	56,903
Amounts allocated from:
DAC and DSI	2,900	(19,400)
Deferred income tax benefit (expense)	4,196	(7,875)
Net unrealized investment gains (losses)	$(15,790)	$29,628
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2018
(In thousands)
Balance, beginning of period	$29,628
Unrealized investment gains (losses) during the period	(79,789)
Unrealized investment gains (losses) relating to:
DAC and DSI	22,300
Deferred income tax benefit (expense)	12,071
Balance, end of period	$(15,790)
Change in net unrealized investment gains (losses)	$(45,418)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2018 and December 31, 2017.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	June 30, 2018	December 31, 2017
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,476	$1,549
Invested assets pledged as collateral (1)	—	707
Total invested assets on deposit and pledged as collateral	$1,476	$2,256
__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).
Variable Interest Entities
The Company has invested in legal entities that are Variable Interest Entities (“VIEs”). In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either June 30, 2018 or December 31, 2017.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$390,959	$390,959	$431,406	$431,406
Foreign corporate	6,000	6,000	6,394	6,394
Total	$396,959	$396,959	$437,800	$437,800
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Investment income:
Fixed maturity securities	$20,937	$16,990	$41,302	$34,582
Mortgage loans	4,314	4,138	8,505	8,526
Policy loans	1	1	1	1
Cash, cash equivalents and short-term investments	298	76	456	113
Other	225	131	321	280
Subtotal	25,775	21,336	50,585	43,502
Less: Investment expenses	1,686	793	2,565	1,551
Net investment income	$24,089	$20,543	$48,020	$41,951
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Total gains (losses) on fixed maturity securities:
Fixed maturity securities — net gains (losses) on sales and disposals	$(2,123)	$327	$(4,962)	$(972)
Total gains (losses) on fixed maturity securities	(2,123)	327	(4,962)	(972)
Mortgage loans	135	52	53	35
Other	(75)	(13)	491	566
Total net investment gains (losses)	$(2,063)	$366	$(4,418)	$(371)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($122) thousand and $292 thousand for the three months and six months ended June 30, 2018, respectively, and $2 thousand and $546 thousand for the three months and six months ended June 30, 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds	$73,115	$27,783	$126,676	$170,101
Gross investment gains	$21	$352	$36	$1,015
Gross investment losses	(2,144)	(25)	(4,998)	(1,987)
Net investment gains (losses)	$(2,123)	$327	$(4,962)	$(972)
Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $1.5 million and $2.3 million for the three months and six months ended June 30, 2018, respectively, and $690 thousand and $1.4 million for the three months and six months ended June 30, 2017, respectively. See Note 1 regarding the MetLife Divestiture.
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
Hedge Accounting
The Company primarily designates derivatives as a hedge of a forecasted transaction or a variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in fair value are recorded in other comprehensive income (“OCI”) and subsequently reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$76,085	$2,029	$1,047	$70,307	$1,571	$1,357
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	7,558	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	17,892	2,325	245	16,636	2,213	254
Equity index options	Equity market	802,978	17,199	2,258	—	—	—
Total non-designated or nonqualifying derivatives		1,620,870	27,082	2,503	16,636	2,213	254
Total		$1,696,955	$29,111	$3,550	$86,943	$3,784	$1,611
The Company recognized net investment income from settlement payments related to qualifying hedges of $215 thousand and $133 thousand for the three months ended June 30, 2018 and 2017, respectively, and $401 thousand and $281 thousand for the six months ended June 30, 2018 and 2017, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to non-qualifying hedges of $96 thousand and $74 thousand for the three months ended June 30, 2018 and 2017, respectively, and $178 thousand and $158 thousand for the six months ended June 30, 2018 and 2017, respectively.

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
	(In thousands)
Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$49	$—	$3,576
Total cash flow hedges	49	—	3,576
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	12	—	—
Foreign currency exchange rate derivatives	1,169	(256)	—
Credit derivatives	—	—	—
Equity derivatives	1,722	—	—
Embedded derivatives	(23,904)	—	—
Total non-qualifying hedges	(21,001)	(256)	—
Total	$(20,952)	$(256)	$3,576

Three Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$—	$—	$(727)
Total cash flow hedges	—	—	(727)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—
Foreign currency exchange rate derivatives	(169)	156	—
Credit derivatives	—	—	—
Equity derivatives	—	—	—
Embedded derivatives	16,361	—	—
Total non-qualifying hedges	16,192	156	—
Total	$16,192	$156	$(727)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$55	$—	$902
Total cash flow hedges	55	—	902
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(3,990)	—	—
Foreign currency exchange rate derivatives	115	(104)	—
Credit derivatives	—	—	—
Equity derivatives	(7,014)	—	—
Embedded derivatives	(54,614)	—	—
Total non-qualifying hedges	(65,503)	(104)	—
Total	$(65,448)	$(104)	$902

Six Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$1	$—	$(1,148)
Total cash flow hedges	1	—	(1,148)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—
Foreign currency exchange rate derivatives	(508)	204	—
Credit derivatives	—	—	—
Equity derivatives	—	—	—
Embedded derivatives	(114,968)	—	—
Total non-qualifying hedges	(115,476)	204	—
Total	$(115,475)	$204	$(1,148)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)
Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships. Ineffective portion of the gains (losses) recognized in income is not significant.

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and six months ended June 30, 2018 and 2017, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both June 30, 2018 and December 31, 2017.
At June 30, 2018 and December 31, 2017, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $1.3 million and $471 thousand, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$29,257	$3,390	$3,903	$1,482
Total gross estimated fair value of derivatives (1)	29,257	3,390	3,903	1,482
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	29,257	3,390	3,903	1,482
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,270)	(2,270)	(1,482)	(1,482)
Cash collateral: (3)
OTC-bilateral	(24,263)	—	(2,367)	—
Securities collateral: (4)
OTC-bilateral	(1,250)	—	—	—
Net amount after application of master netting agreements and collateral	$1,474	$1,120	$54	$—
______________

(1)
At June 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $146 thousand and $119 thousand, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($160) thousand and ($129) thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $2.7 million and $3.0 million, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $237 thousand and $0, respectively, and provided excess securities collateral with an estimated fair value of $0 and $707 thousand, respectively, for its OTC-bilateral derivatives.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. In addition, the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s Investors Service and Standard & Poor’s Global Ratings 500 Index. If a party’s financial strength or credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
At June 30, 2018 and December 31, 2017, the Company held OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements with an estimated fair value of $1.1 million and $0, respectively. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$237,268	$307,698

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(59,166)	$(51,130)
Fixed annuities with equity indexed returns	Policyholder account balances	15,249	11,195
Embedded derivatives within liability host contracts		$(43,917)	$(39,935)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net derivative gains (losses) (1), (2)	$(23,904)	$16,361	$(54,614)	$(114,968)
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($582) thousand and ($1.7) million for the three months and six months ended June 30, 2018, respectively, and ($352) thousand and ($661) thousand for the three months and six months ended June 30, 2017, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($8.0) million and ($8.6) million for the three months and six months ended June 30, 2018, respectively, and $3.8 million and $10.8 million for the three months and six months ended June 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	June 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$775,513	$49,416	$824,929
U.S. government and agency	401,018	121,409	—	522,427
Foreign corporate	—	269,053	45,829	314,882
RMBS	—	197,675	16,728	214,403
CMBS	—	207,910	4,934	212,844
State and political subdivision	—	75,887	—	75,887
ABS	—	81,838	4,500	86,338
Foreign government	—	14,604	—	14,604
Total fixed maturity securities	401,018	1,743,889	121,407	2,266,314
Short-term investments	32,913	—	—	32,913
Derivative assets: (1)
Interest rate	—	7,558	—	7,558
Foreign currency exchange rate	—	4,354	—	4,354
Equity market	—	17,199	—	17,199
Total derivative assets	—	29,111	—	29,111
Embedded derivatives within asset host contracts (2)	—	—	237,268	237,268
Separate account assets	—	4,795,704	—	4,795,704
Total assets	$433,931	$6,568,704	$358,675	$7,361,310
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1,292	$—	$1,292
Equity market	—	2,258	—	2,258
Total derivative liabilities	—	3,550	—	3,550
Embedded derivatives within liability host contracts (2)	—	—	(43,917)	(43,917)
Total liabilities	$—	$3,550	$(43,917)	$(40,367)

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2018.
Determination of Fair Value
Fixed maturity securities
The fair values for actively traded marketable bonds, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For fixed maturity securities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both June 30, 2018 and December 31, 2017.
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

					June 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	94	-	137	104	98	-	142	108	Increase
	•	Market pricing	•	Quoted prices (4)	87	-	100	98	87	-	109	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	69	-	100	89	70	-	101	85	Increase (5)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	1.12%	-	2.06%		0.64%	-	1.43%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended June 30, 2018
Balance, beginning of period	$92,080	$21,337	$311,011
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(221)	78	(23,904)
Total realized/unrealized gains (losses) included in AOCI	(3,003)	98	—
Purchases (5)	10,498	6,901	—
Sales (5)	(4,109)	(301)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,922)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	(1,951)	—
Balance, end of period	$95,245	$26,162	$281,185
Three Months Ended June 30, 2017
Balance, beginning of period	$82,604	$30,327	$390,824
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	97	16,361
Total realized/unrealized gains (losses) included in AOCI	1,644	221	—
Purchases (5)	—	—	—
Sales (5)	(259)	(2,785)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(5,742)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$83,981	$27,860	$401,443
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (7)	$4	$78	$(15,574)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$17	$115	$18,049

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Six Months Ended June 30, 2018
Balance, beginning of period	$95,950	$19,557	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(220)	186	(54,614)
Total realized/unrealized gains (losses) included in AOCI	(3,778)	208	—
Purchases (5)	11,285	6,901	—
Sales (5)	(4,826)	(690)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(11,834)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(3,166)	—	—
Balance, end of period	$95,245	$26,162	$281,185
Six Months Ended June 30, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(14)	191	(114,968)
Total realized/unrealized gains (losses) included in AOCI	2,611	437	—
Purchases (5)	20,596	—	—
Sales (5)	(11,503)	(4,191)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	113,374
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$83,981	$27,860	$401,443
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (7)	$8	$187	$(48,637)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (7)	$44	$217	$(112,893)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$413,399	$—	$—	$407,584	$407,584
Premiums, reinsurance and other receivables	$17,609	$—	$876	$15,471	$16,347
Liabilities
Policyholder account balances	$1,129,288	$—	$—	$1,034,122	$1,034,122

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$394,863	$—	$—	$395,894	$395,894
Premiums, reinsurance and other receivables	$20,489	$—	$900	$19,728	$20,628
Liabilities
Policyholder account balances	$1,154,733	$—	$—	$1,140,886	$1,140,886

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,150	$(1,812)	$(662)
OCI before reclassifications	(24,793)	3,576	(21,217)
Deferred income tax benefit (expense)	5,206	(751)	4,455
AOCI before reclassifications, net of income tax	(18,437)	1,013	(17,424)
Amounts reclassified from AOCI	2,117	(49)	2,068
Deferred income tax benefit (expense)	(445)	11	(434)
Amounts reclassified from AOCI, net of income tax	1,672	(38)	1,634
Balance, end of period	$(16,765)	$975	$(15,790)

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$5,725	$2,793	$8,518
OCI before reclassifications	20,198	(728)	19,470
Deferred income tax benefit (expense)	(7,070)	255	(6,815)
AOCI before reclassifications, net of income tax	18,853	2,320	21,173
Amounts reclassified from AOCI	(321)	1	(320)
Deferred income tax benefit (expense)	113	—	113
Amounts reclassified from AOCI, net of income tax	(208)	1	(207)
Balance, end of period	$18,645	$2,321	$20,966

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$29,323	$305	$29,628
OCI before reclassifications	(63,292)	902	(62,390)
Deferred income tax benefit (expense)	13,289	(189)	13,100
AOCI before reclassifications, net of income tax	(20,680)	1,018	(19,662)
Amounts reclassified from AOCI	4,956	(55)	4,901
Deferred income tax benefit (expense)	(1,041)	12	(1,029)
Amounts reclassified from AOCI, net of income tax	3,915	(43)	3,872
Balance, end of period	$(16,765)	$975	$(15,790)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	25,658	(1,149)	24,509
Deferred income tax benefit (expense)	(8,981)	402	(8,579)
AOCI before reclassifications, net of income tax	18,017	2,320	20,337
Amounts reclassified from AOCI	966	1	967
Deferred income tax benefit (expense)	(338)	—	(338)
Amounts reclassified from AOCI, net of income tax	628	1	629
Balance, end of period	$18,645	$2,321	$20,966
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2,123)	$321	$(4,962)	$(983)	Net investment gains (losses)
Net unrealized investment gains (losses)	6	—	6	17	Net investment income
Net unrealized investment gains (losses), before income tax	(2,117)	321	(4,956)	(966)
Income tax (expense) benefit	445	(113)	1,041	338
Net unrealized investment gains (losses), net of income tax	(1,672)	208	(3,915)	(628)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	49	(1)	55	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	49	(1)	55	(1)
Income tax (expense) benefit	(11)	—	(12)	—
Gains (losses) on cash flow hedges, net of income tax	38	(1)	43	(1)
Total reclassifications, net of income tax	$(1,634)	$207	$(3,872)	$(629)

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
Other revenues consisted primarily of 12b-1 fees of $3.4 million and $6.9 million for the three months and six months ended June 30, 2018, respectively, and $3.4 million and $6.5 million for the three months and six months ended June 30, 2017, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Compensation	$3,680	$3,458	$7,190	$6,337
Commissions	9,988	7,200	21,437	13,501
Volume-related costs	1,136	255	3,356	1,261
Related party expenses on ceded reinsurance	—	—	—	4,523
Capitalization of DAC	(6,292)	(3,776)	(14,408)	(5,968)
Premium taxes, licenses and fees	742	552	1,785	900
Professional services	2,240	838	3,697	1,918
Rent and related expenses	117	141	228	284
Other	4,570	4,710	8,623	8,844
Total other expenses	$16,181	$13,378	$31,908	$31,600
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $339 thousand and $355 thousand at June 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $3.9 million and $11.6 million at June 30, 2018 and December 31, 2017, respectively.

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
The Company had no liability for indemnities, guarantees and commitments at both June 30, 2018 and December 31, 2017.
10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. See Note 1 for information regarding the MetLife Divestiture.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income	$(49,986)	$(27,060)	$(118,428)	$(201,358)
Expense	$(13,875)	$(31,372)	$(31,396)	$(42,077)
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets	$451,409	$536,843
Liabilities	$433,289	$448,237
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
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and Metropolitan Life Insurance Company (“MLIC”), a subsidiary of MetLife, Inc., both of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Premiums
Reinsurance ceded	$(9,614)	$(26,503)	$(17,726)	$(36,347)
Universal life and investment-type product policy fees
Reinsurance ceded	$(873)	$(904)	$(1,916)	$(1,811)
Other revenues
Reinsurance ceded	$(15,490)	$(12,256)	$(31,426)	$(27,900)
Policyholder benefits and claims
Reinsurance ceded	$(21,762)	$(37,631)	$(46,494)	$(58,405)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$458,320	$533,388
Liabilities
Other liabilities	$433,282	$448,210
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $237.3 million and $307.7 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($25.6) million and ($71.4) million for the three months and six months ended June 30, 2018, respectively, and $10.1 million and ($15.2) million for the three months and six months ended June 30, 2017, respectively.
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
In May 2017, the Company recaptured from MLIC risks related to multiple life products under yearly renewable term and coinsurance agreements, previously issued by the Company. This recapture resulted in an increase in cash and cash

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

equivalents of $25.6 million and a decrease in premiums, reinsurance and other receivables of $22.4 million. The Company recognized a gain of $2.1 million, net of income tax, as a result of this reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $24.7 million, an increase in other liabilities of $22.7 million, a decrease in premiums of $22.7 million and a reduction in policyholder benefits and claims of $24.7 million. The Company recognized a gain of $1.3 million, net of income tax, as a result of this transaction.
Investment Transactions
See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $10.1 million and $19.8 million for the three months and six months ended June 30, 2018, respectively, and $8.6 million and $16.3 million for the three months and six months ended June 30, 2017, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.  If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses under this arrangement of $2.2 million and $4.1 million for the three months and six months ended June 30, 2018, respectively. The Company would have incurred no additional expenses under this arrangement in 2017.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Fee income	$3,102	$3,126	$6,269	$5,980
Commission expense	$12,228	$11,037	$25,303	$16,966
The following table summarizes assets from transactions with related party broker-dealers at:

	June 30, 2018	December 31, 2017
	(In thousands)
Fee income receivables	$1,022	$1,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2018; and (iv) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations not included in the segments in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report and Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
Changes in Accounting Standards
Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which is periodically revised by the Financial Accounting Standards Board (“FASB”).
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on June 6, 2018 voted to issue a final accounting standards update (“ASU”) effective January 1, 2021. The proposed ASU would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). The proposed ASU would also require more frequent updating of assumptions for other long-duration insurance contract liabilities and changes to the amortization of deferred acquisition costs. It is not possible at this time to predict the impact to our financial statements from the proposed ASU as the final guidance has not been issued and the implementation will likely take several years to complete. Any required adoption of changes to long-duration insurance contracts could have a material adverse effect on our stockholder’s equity and results of operations, including our net income.
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
NAIC
In 2015, the National Association of Insurance Commissioners (the “NAIC”) commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and Life Risk-Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios, and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. After adoption by the Plenary, other NAIC working groups and task forces will consider specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
In addition, following the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act, the NAIC reviewed the methodology by which taxes are incorporated into the risk-based capital (“RBC”) calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect lower corporate income tax rates, which will result in a reduction to our RBC ratio. If such revisions to the NAIC’s RBC calculation would result in a reduction in our RBC ratio below certain prescribed levels, we may be required to hold additional capital. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” included in the 2017 Annual Report.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. The NYDFS has publicly stated its intention to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adopting of enabling legislation by the New York legislature. The New York legislature enacted legislation adopting PBR in June 2018, but the legislation has not yet been delivered to the Governor for approval or veto. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
The NAIC is considering revisions to RBC factors for bonds and real estate, as well as developing RBC charges for longevity risk. We cannot predict the impact of any potential proposals that may result from these studies.
We can give no assurances that any of our expectations will be met regarding the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
New York Regulation 187
The NAIC, as well as certain state regulators, are currently considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued a final version of Regulation 187, which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and results of operations.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts and annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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
The DOL issued regulations (the “Fiduciary Rule”) that became applicable on June 9, 2017 but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was effective, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers could be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests.
It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— NAIC” above and “Risk Factors — Regulatory and Legal Risks — NAIC - Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators to include a “best interest” standard as part of their suitability requirements. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales.
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
We refer to this change in methodology as the “Portfolio Realignment.” While this change had no effect on our net income (loss) or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not recast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
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
Results of Operations
Results for the Six Months Ended June 30, 2018 and 2017
Business Overview. Annuity sales experienced significant growth for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase resulted primarily from sales of our structured annuities (“Shield Annuities”), which we began selling in the first quarter of 2017. With the exception of a limited number of term life policies, we are no longer accepting new sales of traditional life products; however, we are accepting renewal premiums on in-force business and allowing certain term-to-permanent policy conversions. In the second quarter of 2017, we began selling a new universal life product.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance, which more than offset the impact of continued negative net flows.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Revenues
Premiums	$19,405	$2,375
Universal life and investment-type product policy fees	51,869	51,851
Net investment income	48,020	41,951
Other revenues	(24,620)	(21,611)
Net investment gains (losses)	(4,418)	(371)
Net derivative gains (losses)	(65,374)	(115,114)
Total revenues	24,882	(40,919)
Expenses
Policyholder benefits and claims	2,407	(20,005)
Interest credited to policyholder account balances	18,569	19,384
Capitalization of DAC	(14,407)	(5,968)
Amortization of DAC and VOBA	(1,828)	(18,798)
Other expenses	46,315	37,568
Total expenses	51,056	12,181
Income (loss) before provision for income tax	(26,174)	(53,100)
Provision for income tax expense (benefit)	(6,843)	(21,200)
Net income (loss)	$(19,331)	$(31,900)

The table below shows the components of net income (loss), in addition to adjusted earnings for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Guaranteed minimum living benefits	$(45,208)	$(83,485)
Other derivative instruments	(3,924)	(691)
Net investment gains (losses)	(4,418)	(371)
Other adjustments	455	81
Adjusted earnings before provision for income tax	26,921	31,366
Income (loss) before provision for income tax	(26,174)	(53,100)
Provision for income tax expense (benefit)	(6,843)	(21,200)
Net income (loss)	$(19,331)	$(31,900)
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. The net loss before provision for income tax decreased $26.9 million ($12.6 million, net of income tax), primarily due to favorable changes in our guaranteed minimum living benefits (“GMLBs”), partially offset by unfavorable changes in adjusted earnings, net investment gains (losses), other derivative instruments and income taxes. The lower income tax benefit reflects the impact in the current period from the change in U. S. statutory tax rate due to tax reform.
Guaranteed Minimum Living Benefits. Comparative results from GMLBs, including the DAC offset, were favorable by $38.3 million, primarily driven by a charge, recognized in the prior period, in net derivative gains (losses) in connection with the recapture from Metropolitan Life Insurance Company (“MLIC”), a former affiliate, of ceded reinsurance agreements covering certain risks of our variable annuity business. This favorable impact was partially offset by (i) unfavorable net changes in market factors to our ceded reinsurance embedded derivatives as the impact from higher equity markets, was partially offset by the impact from changes in interest rates, (ii) an unfavorable DAC amortization offset, (iii) an unfavorable impact from the establishment of new freestanding derivative positions hedging Shield Annuities and (iv) an unfavorable change in the fair value of our Shield Annuities embedded derivatives. In connection with the transition to our new variable annuity hedging program, changes in Shield Annuities embedded derivatives are included in the GMLB results beginning in the third quarter of 2017 on a prospective basis.
Other Derivative Instruments. In addition to embedded derivatives and hedges included in GMLBs, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. In the second quarter of 2018, we began purchasing interest rate caps to protect against rises in interest rates. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Changes in interest rates on the fair value of our interest rate caps had an unfavorable impact on comparative results of $4.0 million. This unfavorable change was partially offset by favorable changes in our foreign currency swaps due to the U.S. dollar strengthening against key foreign currencies in the current period when compared to the prior period, as well as an unfavorable impact in the prior period from changes in the fair value of our Shield Annuities embedded derivatives that are now included in GMLBs as discussed above.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $4.0 million, primarily due to higher current period net losses on the sale of fixed maturity securities compared to the prior period.
Adjusted Earnings. Adjusted earnings before provision for income tax decreased $4.4 million ($0.4 million, net of income tax), compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2018 was $6.8 million, or 26% of income (loss) before provision for income tax, compared to $21.2 million, or 40% of income (loss) before provision for income tax, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net income (loss)	$(19,331)	$(31,900)
Add: Provision for income tax expense (benefit)	(6,843)	(21,200)
Income (loss) before provision for income tax	(26,174)	(53,100)
Less: Guaranteed minimum living benefits	(45,208)	(83,485)
Less: Other derivative instruments	(3,924)	(691)
Less: Net investment gains (losses)	(4,418)	(371)
Less: Other adjustments	455	81
Adjusted earnings before provision for income tax	26,921	31,366
Less: Provision for income tax expense (benefit)	4,306	8,364
Adjusted earnings	$22,615	$23,002
Results for the Six Months Ended June 30, 2018 and 2017 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Fee income	$74,758	$80,493
Net investment spread	20,535	14,201
Insurance-related activities	(21,584)	(22,181)
Amortization of DAC and VOBA	(14,880)	(9,547)
Other expenses, net of DAC capitalization	(31,908)	(31,600)
Adjusted earnings before provision for income tax	26,921	31,366
Provision for income tax expense (benefit)	4,306	8,364
Adjusted earnings	$22,615	$23,002
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. The $387 thousand decrease in adjusted earnings was driven primarily by higher net investment income and lower income taxes, partially offset by lower fee income and higher DAC amortization. Lower income tax expense reflects the impact in the current period from the change in U.S. statutory tax rates due to tax reform.
Fee Income. Fee income decreased $5.7 million primarily due to higher amortization of a deferred ceding commission related to the recapture and novation of the variable annuity reinsurance previously ceded to MLIC and the benefit recognized in the prior period from the recapture of yearly renewable term life business previously ceded to MLIC.
Net Investment Spread. Net investment spread increased $6.3 million, primarily due to a higher average invested asset base due to positive general account net flows in our annuities business, partially offset by the impact of investing this increase in invested assets at yields lower than the portfolio average.
Insurance-Related Activities. Net costs from insurance-related activities were largely unchanged as continued favorable underwriting impacts in our life business from the recapture of reinsurance agreements from MLIC in the prior period was mostly offset by unfavorable underwriting experience in our annuities business.

Amortization of DAC and VOBA. Higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $5.3 million, primarily from unfavorable impacts in our annuities business from lower profits resulting from lower than expected separate account returns in the current period, as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses were largely unchanged as higher costs as a result of being a stand-alone company and an increase in asset-based expenses in the current period were largely offset by the impact from a charge recognized in the prior period related to the recapture of ceded variable annuity reinsurance agreements from MLIC.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $4.3 million, or 16% of adjusted earnings before provision for income tax, compared to $8.4 million, or 27% of adjusted earnings before provision for income tax, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.
Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
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

•
the potential material negative tax impact of the Tax Cuts and Jobs Act and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, the First Quarter Form 10-Q, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report and the First Quarter Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2017 Annual Report, with the exception of sensitivity to changes in equity pricing. Sensitivity to a 10% rise in equity prices decreased by $26.8 million or 88%, to $3.5 million as of June 30, 2018 from $30.3 million on December 31, 2017, primarily driven by purchases of derivatives to reduce exposure to equity market risk associated with index-linked annuity products.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and standup systems as a subsidiary of Brighthouse Financial, Inc. and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 12 to the Notes to the Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; and (iii) Note 9 of the Notes to the Interim Condensed Financial Statements in Part I of this report.
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
In addition to the matter discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our First Quarter Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Changes in Accounting Standards” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” for regulatory and other updates, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY, its affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY may be found elsewhere herein and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
Date: August 9, 2018