Form 10-Q
period 2018-09-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2018-11-08
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 8, 2018, 200,000 shares of the registrant’s common stock, $10 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Index to the Interim Condensed Financial Statements and Notes

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)):	2
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements:	6
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	18
	Note 6 — Fair Value	27
	Note 7 — Equity	37
	Note 8 — Other Revenues and Other Expenses	39
	Note 9 — Contingencies, Commitments and Guarantees	39
	Note 10 — Related Party Transactions	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

Part II — Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 6.	Exhibits	57

Signatures		58

Part I — Financial Information— Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,423,632 and $2,165,134, respectively)	$2,377,942	$2,221,563
Mortgage loans (net of valuation allowances of $1,867 and $1,747, respectively)	421,556	394,863
Other invested assets, at estimated fair value	42,171	3,784
Total investments	2,841,669	2,620,210
Cash and cash equivalents, principally at estimated fair value	140,280	86,154
Accrued investment income	22,258	18,323
Premiums, reinsurance and other receivables	499,914	572,609
Deferred policy acquisition costs and value of business acquired	172,413	131,059
Current income tax recoverable	2,356	—
Other assets	38,213	36,317
Separate account assets	4,802,264	5,021,633
Total assets	$8,519,367	$8,486,305
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$702,260	$674,046
Policyholder account balances	1,617,910	1,343,330
Other policy-related balances	8,061	12,733
Payables for collateral under derivative transactions	36,085	5,384
Current income tax payable	—	2,064
Deferred income tax liability	90,022	112,498
Other liabilities	506,040	471,130
Separate account liabilities	4,802,264	5,021,633
Total liabilities	7,762,642	7,642,818
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	415,931	415,931
Retained earnings (deficit)	368,113	395,928
Accumulated other comprehensive income (loss)	(29,319)	29,628
Total stockholder's equity	756,725	843,487
Total liabilities and stockholder's equity	$8,519,367	$8,486,305
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$8,112	$12,229	$27,517	$14,604
Universal life and investment-type product policy fees	25,515	25,621	77,384	77,472
Net investment income	25,264	21,517	73,284	63,468
Other revenues	(13,217)	(12,479)	(37,837)	(34,090)
Net investment gains (losses)	(330)	(674)	(4,748)	(1,045)
Net derivative gains (losses)	(27,153)	(34,583)	(92,527)	(149,697)
Total revenues	18,191	11,631	43,073	(29,288)
Expenses
Policyholder benefits and claims	(1,347)	17,609	1,060	(2,396)
Interest credited to policyholder account balances	9,577	10,030	28,146	29,414
Amortization of deferred policy acquisition costs and value of business acquired	4,085	(21,186)	2,257	(39,984)
Other expenses	18,764	16,076	50,672	47,676
Total expenses	31,079	22,529	82,135	34,710
Income (loss) before provision for income tax	(12,888)	(10,898)	(39,062)	(63,998)
Provision for income tax expense (benefit)	(4,404)	(6,058)	(11,247)	(27,258)
Net income (loss)	$(8,484)	$(4,840)	$(27,815)	$(36,740)
Comprehensive income (loss)	$(22,013)	$(3,054)	$(86,762)	$(18,395)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(27,815)		(27,815)
Other comprehensive income (loss), net of income tax				(58,947)	(58,947)
Balance at September 30, 2018	$2,000	$415,931	$368,113	$(29,319)	$756,725

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2016	$2,000	$340,931	$349,395	$4,407	$696,733
Net income (loss)			(36,740)		(36,740)
Other comprehensive income (loss), net of income tax				18,345	18,345
Balance at September 30, 2017	$2,000	$340,931	$312,655	$22,752	$678,338
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$86,693	$100,188
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	214,723	448,565
Mortgage loans	6,226	27,534
Purchases of:
Fixed maturity securities	(460,830)	(550,202)
Mortgage loans	(34,094)	(10,996)
Cash received in connection with freestanding derivatives	5,792	652
Cash paid in connection with freestanding derivatives	(39,942)	—
Net change in short-term investments	—	(10)
Net change in other invested assets	379	(5)
Net cash provided by (used in) investing activities	(307,746)	(84,462)
Cash flows from financing activities
Policyholder account balances:
Deposits	331,880	156,291
Withdrawals	(87,402)	(96,231)
Net change in payables for collateral under derivative transactions	30,701	(2,358)
Net cash provided by (used in) financing activities	275,179	57,702
Change in cash, cash equivalents and restricted cash	54,126	73,428
Cash, cash equivalents and restricted cash, beginning of period	86,154	18,583
Cash, cash equivalents and restricted cash, end of period	$140,280	$92,011
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$12	$11,512
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
ASUs adopted as of September 30, 2018 are summarized in the table below.

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

ASUs issued but not yet adopted as of September 30, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services -Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and deferred policy acquisition costs (“DAC”) amortization changes. Early adoption is permitted.

The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact will be the measurement of liabilities for variable annuity guarantees.

Upon adoption of the ASU, all guarantees associated with variable annuities will be measured at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). These changes will result in an impact to equity upon adoption and more volatility in net income going forward.

Additionally, certain life insurance and payout annuity contract liabilities will be affected by more frequent updating of cash flow assumptions and changes to the rate used to discount those cash flows. Most products will be impacted by the changes to deferred acquisition cost amortization.

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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by the Company, referred to as divested businesses.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of DAC and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above is calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2018 and 2017 and at September 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

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
The Portfolio Realignment had no effect on the Company’s net income (loss) or adjusted earnings, but it did impact segment results for the nine months ended September 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the nine months ended September 30, 2018 increased between $6 million and $15 million as a result of the change. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$12,592	$5,596	$(3,687)	$14,501
Provision for income tax expense (benefit)	1,881	1,173	(1,066)	1,988
Adjusted earnings	$10,711	$4,423	$(2,621)	12,513
Adjustments for:
Net investment gains (losses)				(330)
Net derivative gains (losses)				(27,153)
Other adjustments to net income				94
Provision for income tax (expense) benefit				6,392
Net income (loss)				$(8,484)

Interest revenue	$16,236	$8,662	$461

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$32,517	$(6,754)	$1,185	$26,948
Provision for income tax expense (benefit)	9,451	(2,364)	100	7,187
Adjusted earnings	$23,066	$(4,390)	$1,085	19,761
Adjustments for:
Net investment gains (losses)				(674)
Net derivative gains (losses)				(34,583)
Other adjustments to net income				(2,589)
Provision for income tax (expense) benefit				13,245
Net income (loss)				$(4,840)

Interest revenue	$13,865	$5,178	$2,554

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$24,496	$18,166	$(1,240)	$41,422
Provision for income tax expense (benefit)	3,418	3,815	(939)	6,294
Adjusted earnings	$21,078	$14,351	$(301)	$35,128
Adjustments for:
Net investment gains (losses)				(4,748)
Net derivative gains (losses)				(92,527)
Other adjustments to net income				16,791
Provision for income tax (expense) benefit				17,541
Net income (loss)				$(27,815)

Interest revenue	$46,317	$25,983	$1,257

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$54,304	$(2,742)	$6,752	$58,314
Provision for income tax expense (benefit)	14,710	(959)	1,800	15,551
Adjusted earnings	$39,594	$(1,783)	$4,952	42,763
Adjustments for:
Net investment gains (losses)				(1,045)
Net derivative gains (losses)				(149,697)
Other adjustments to net income				28,430
Provision for income tax (expense) benefit				42,809
Net income (loss)				$(36,740)

Interest revenue	$42,735	$13,783	$7,189

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Annuities	$26,098	$25,535	$81,842	$79,271
Life	15,079	14,640	45,182	22,904
Corporate & Other	1,120	3,236	3,223	8,875
Adjustments	(24,106)	(31,780)	(87,174)	(140,338)
Total	$18,191	$11,631	$43,073	$(29,288)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2018	December 31, 2017
	(In thousands)
Annuities	$7,438,255	$7,219,139
Life	973,381	662,546
Corporate & Other	107,731	604,620
Total	$8,519,367	$8,486,305
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
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,806,717		$3,930,390		$5,026,927		$4,149,482
Separate account value	$4,800,507		$3,929,475		$5,020,107		$4,149,482
Net amount at risk	$8,987	(4)	$156,495	(5)	$5,262	(4)	$166,788	(5)
Average attained age of contract holders	67 years		67 years		66 years		66 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$882,182	$6,865	$19,101	$—	$869,946	$770,385	$29,246	$2,007	$—	$797,624
U.S. government and agency	526,854	8,409	24,644	—	510,619	535,757	17,023	5,717	—	547,063
Foreign corporate	341,193	2,105	13,713	—	329,585	304,650	8,168	3,704	—	309,114
RMBS	258,671	4,782	6,802	—	256,651	217,857	5,626	1,703	—	221,780
CMBS	238,986	280	5,972	—	233,294	197,931	3,533	1,043	—	200,421
State and political subdivision	72,294	4,766	1,855	—	75,205	64,056	6,596	366	—	70,286
ABS	88,449	64	501	—	88,012	58,665	305	98	—	58,872
Foreign government	15,003	101	474	—	14,630	15,833	597	27	—	16,403
Total fixed maturity securities	$2,423,632	$27,372	$73,062	$—	$2,377,942	$2,165,134	$71,094	$14,665	$—	$2,221,563
__________________

(1)
Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company did not hold non-income producing fixed maturity securities at both September 30, 2018 and December 31, 2017.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$50,810	$355,999	$827,354	$603,363	$586,106	$2,423,632
Estimated fair value	$50,977	$353,191	$801,463	$594,354	$577,957	$2,377,942

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

	September 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$533,974	$15,304	$74,303	$3,797	$118,514	$898	$46,372	$1,109
U.S. government and agency	213,150	7,951	239,570	16,693	248,434	2,895	107,253	2,822
Foreign corporate	200,676	7,923	68,528	5,790	88,724	1,540	29,552	2,164
RMBS	139,595	4,182	40,748	2,620	24,060	162	38,454	1,541
CMBS	150,097	3,368	38,564	2,604	18,430	176	27,958	867
State and political subdivision	29,538	1,344	11,193	511	9,232	110	8,111	256
ABS	40,195	426	8,571	75	7,361	23	8,076	75
Foreign government	8,713	474	—	—	4,484	27	—	—
Total fixed maturity securities	$1,315,938	$40,972	$481,477	$32,090	$519,239	$5,831	$265,776	$8,834
Total number of securities in an unrealized loss position	400		93		131		58
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2018.
Gross unrealized losses on fixed maturity securities increased $58.4 million during the nine months ended September 30, 2018 to $73.1 million. The increase in gross unrealized losses for the nine months ended September 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At September 30, 2018, $1.0 million of the total $73.1 million of gross unrealized losses were from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans
Commercial	$291,663	69.2%	$276,626	70.0%
Agricultural	131,760	31.2	119,984	30.4
Subtotal	423,423	100.4	396,610	100.4
Valuation allowances (1)	(1,867)	(0.4)	(1,747)	(0.4)
Total mortgage loans, net	$421,556	100.0%	$394,863	100.0%
__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			% of Total
	> 1.20x	1.00x - 1.20x	Total
	(Dollars in thousands)
September 30, 2018
Loan-to-value ratios:
Less than 65%	$277,669	$—	$277,669	95.2%
65% to 75%	7,692	—	7,692	2.6
76% to 80%	6,302	—	6,302	2.2
Total	$291,663	$—	$291,663	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$243,217	$17,425	$260,642	94.2%
65% to 75%	12,957	—	12,957	4.7
76% to 80%	3,027	—	3,027	1.1
Total	$259,201	$17,425	$276,626	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$128,403	97.5%	$119,077	99.2%
65% to 75%	3,357	2.5	907	0.8
Total	$131,760	100.0%	$119,984	100.0%
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both September 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either September 30, 2018 or December 31, 2017. During the three months and nine months ended September 30, 2018 and 2017, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $67.8 million and $60.7 million at September 30, 2018 and December 31, 2017, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Fixed maturity securities	$(45,692)	$56,432
Derivatives	1,380	471
Subtotal	(44,312)	56,903
Amounts allocated from:
DAC and DSI	7,200	(19,400)
Deferred income tax benefit (expense)	7,793	(7,875)
Net unrealized investment gains (losses)	$(29,319)	$29,628
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2018
(In thousands)
Balance, beginning of period	$29,628
Unrealized investment gains (losses) during the period	(101,215)
Unrealized investment gains (losses) relating to:
DAC and DSI	26,600
Deferred income tax benefit (expense)	15,668
Balance, end of period	$(29,319)
Change in net unrealized investment gains (losses)	$(58,947)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2018 and December 31, 2017.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	September 30, 2018	December 31, 2017
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,430	$1,549
Invested assets pledged as collateral (1)	1,810	707
Total invested assets on deposit and pledged as collateral	$3,240	$2,256
__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Consolidated VIEs
There were no VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at either September 30, 2018 or December 31, 2017.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In thousands)
Fixed maturity securities AFS:
Structured Securities (2)	$418,807	$418,807	$431,406	$431,406
Foreign corporate	5,918	5,918	6,394	6,394
Total	$424,725	$424,725	$437,800	$437,800
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Investment income:
Fixed maturity securities	$21,645	$17,870	$62,947	$52,452
Mortgage loans	4,392	4,110	12,897	12,636
Policy loans	2	4	3	5
Cash, cash equivalents and short-term investments	393	16	849	129
Other	239	318	560	598
Subtotal	26,671	22,318	77,256	65,820
Less: Investment expenses	1,407	801	3,972	2,352
Net investment income	$25,264	$21,517	$73,284	$63,468
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Total gains (losses) on fixed maturity securities:
Fixed maturity securities — net gains (losses) on sales and disposals	$(119)	$(711)	$(5,081)	$(1,683)
Total gains (losses) on fixed maturity securities	(119)	(711)	(5,081)	(1,683)
Mortgage loans	(218)	6	(165)	41
Other	7	31	498	597
Total net investment gains (losses)	$(330)	$(674)	$(4,748)	$(1,045)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($13) thousand and $279 thousand for the three months and nine months ended September 30, 2018, respectively, and ($7) thousand and $539 thousand for the three months and nine months ended September 30, 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds	$995	$214,635	$127,671	$384,736
Gross investment gains	$—	$512	$36	$1,527
Gross investment losses	(119)	(1,223)	(5,117)	(3,210)
Net investment gains (losses)	$(119)	$(711)	$(5,081)	$(1,683)
Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $2.3 million for the three months and nine months ended September 30, 2018, respectively, and $704 thousand and $2.1 million for the three months and nine months ended September 30, 2017, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps and option contracts.
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
Equity Derivatives
The Company uses equity index call options to reduce exposure to rising equity markets associated with select structured annuity products. The Company utilizes equity index options in nonqualifying hedging relationships.

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
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$77,067	$2,078	$1,025	$70,307	$1,571	$1,357
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	7,972	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	17,892	2,279	244	16,636	2,213	254
Equity index options	Equity market	1,657,561	29,845	5,267	—	—	—
Total non-designated or nonqualifying derivatives		2,475,453	40,096	5,511	16,636	2,213	254
Total		$2,552,520	$42,174	$6,536	$86,943	$3,784	$1,611
The Company recognized net investment income from settlement payments related to qualifying hedges of $239 thousand and $149 thousand for the three months ended September 30, 2018 and 2017, respectively, and $640 thousand and $430 thousand for the nine months ended September 30, 2018 and 2017, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to non-qualifying hedges of $95 thousand and $81 thousand for the three months ended September 30, 2018 and 2017, respectively, and $273 thousand and $239 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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
	(In thousands)
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$3	$9	$65
Total cash flow hedges	3	9	65
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	414	—	—
Foreign currency exchange rate derivatives	(46)	(52)	—
Credit derivatives	—	—	—
Equity derivatives	8,914	—	—
Embedded derivatives	(36,490)	—	—
Total non-qualifying hedges	(27,208)	(52)	—
Total	$(27,205)	$(43)	$65

Three Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$—	$—	$(1,146)
Total cash flow hedges	—	—	(1,146)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—
Foreign currency exchange rate derivatives	(545)	135	—
Credit derivatives	—	—	—
Equity derivatives	—	—	—
Embedded derivatives	(34,254)	—	—
Total non-qualifying hedges	(34,799)	135	—
Total	$(34,799)	$135	$(1,146)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$58	$9	$967
Total cash flow hedges	58	9	967
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(3,576)	—	—
Foreign currency exchange rate derivatives	69	(156)	—
Credit derivatives	—	—	—
Equity derivatives	1,900	—	—
Embedded derivatives	(91,104)	—	—
Total non-qualifying hedges	(92,711)	(156)	—
Total	$(92,653)	$(147)	$967

Nine Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$1	$—	$(2,294)
Total cash flow hedges	1	—	(2,294)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—
Foreign currency exchange rate derivatives	(1,053)	338	—
Credit derivatives	—	—	—
Equity derivatives	—	—	—
Embedded derivatives	(149,222)	—	—
Total non-qualifying hedges	(150,275)	338	—
Total	$(150,274)	$338	$(2,294)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships and ineffective portion of the gains (losses).

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and nine months ended September 30, 2018 and 2017, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both September 30, 2018 and December 31, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

At September 30, 2018 and December 31, 2017, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $1.4 million and $471 thousand, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$42,421	$6,440	$3,903	$1,482
Total gross estimated fair value of derivatives (1)	42,421	6,440	3,903	1,482
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	42,421	6,440	3,903	1,482
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,690)	(4,690)	(1,482)	(1,482)
Cash collateral: (3)
OTC-bilateral	(34,603)	—	(2,367)	—
Securities collateral: (4)
OTC-bilateral	(2,879)	(1,749)	—	—
Net amount after application of master netting agreements and collateral	$249	$1	$54	$—
______________

(1)
At September 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $247 thousand and $119 thousand, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($96) thousand and ($129) thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $1.5 million and $3.0 million, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $82 thousand and $0, respectively, and provided excess securities collateral with an estimated fair value of $58 thousand and $707 thousand, respectively, for its OTC-bilateral derivatives.

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
At September 30, 2018 and December 31, 2017, the Company held OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements with an estimated fair value of $1.7 million and $0, respectively. At September 30, 2018 and December 31, 2017, the Company provided collateral with an estimated fair value of $1.8 million and $0, respectively. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$209,407	$307,698

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(71,716)	$(51,130)
Fixed annuities with equity indexed returns	Policyholder account balances	42,629	11,195
Embedded derivatives within liability host contracts		$(29,087)	$(39,935)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net derivative gains (losses) (1), (2)	$(36,490)	$(34,254)	$(91,104)	$(149,222)
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($352) thousand and ($2.0) million for the three months and nine months ended September 30, 2018, respectively, and $1.7 million and $1.0 million for the three months and nine months ended September 30, 2017, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $7.4 million and ($1.2) million for the three months and nine months ended September 30, 2018, respectively, and ($43.6) million and ($32.8) million for the three months and nine months ended September 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	September 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$830,881	$39,065	$869,946
U.S. government and agency	393,289	117,330	—	510,619
Foreign corporate	—	284,785	44,800	329,585
RMBS	—	240,148	16,503	256,651
CMBS	—	228,413	4,881	233,294
State and political subdivision	—	75,205	—	75,205
ABS	—	85,012	3,000	88,012
Foreign government	—	14,630	—	14,630
Total fixed maturity securities	393,289	1,876,404	108,249	2,377,942
Derivative assets: (1)
Interest rate	—	7,972	—	7,972
Foreign currency exchange rate	—	4,357	—	4,357
Equity market	—	29,845	—	29,845
Total derivative assets	—	42,174	—	42,174
Embedded derivatives within asset host contracts (2)	—	—	209,407	209,407
Separate account assets	—	4,802,264	—	4,802,264
Total assets	$393,289	$6,720,842	$317,656	$7,431,787
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1,269	$—	$1,269
Equity market	—	5,267	—	5,267
Total derivative liabilities	—	6,536	—	6,536
Embedded derivatives within liability host contracts (2)	—	—	(29,087)	(29,087)
Total liabilities	$—	$6,536	$(29,087)	$(22,551)

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2018.
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at both September 30, 2018 and December 31, 2017.
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

					September 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	94	-	126	103	98	-	142	108	Increase
	•	Market pricing	•	Quoted prices (4)	87	-	100	96	87	-	109	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	69	-	100	90	70	-	101	85	Increase (5)
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.08%		0%	-	0.09%		Decrease (6)
				Ages 41 - 60	0.04%	-	0.60%		0.04%	-	0.65%		Decrease (6)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (6)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (7)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (7)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (7)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (8)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(9)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (10)
			•	Nonperformance risk spread	1.05%	-	1.91%		0.64%	-	1.43%		Decrease (11)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Three Months Ended September 30, 2018
Balance, beginning of period	$95,245	$26,162	$281,185
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	4	51	(36,490)
Total realized/unrealized gains (losses) included in AOCI	(1,278)	88	—
Purchases (5)	—	3,000	—
Sales (5)	(606)	(417)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(6,201)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(9,500)	(4,500)	—
Balance, end of period	$83,865	$24,384	$238,494
Three Months Ended September 30, 2017
Balance, beginning of period	$83,981	$27,860	$401,443
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	105	(34,254)
Total realized/unrealized gains (losses) included in AOCI	788	107	—
Purchases (5)	4,895	—	—
Sales (5)	(566)	(3,774)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(6,166)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$89,079	$24,298	$361,023
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (7)	$4	$51	$(8,229)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$(19)	$105	$(28,782)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In thousands)
Nine Months Ended September 30, 2018
Balance, beginning of period	$95,950	$19,557	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(216)	237	(91,104)
Total realized/unrealized gains (losses) included in AOCI	(5,024)	296	—
Purchases (5)	1,753	5,401	—
Sales (5)	(5,432)	(1,107)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(18,035)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(3,166)	—	—
Balance, end of period	$83,865	$24,384	$238,494
Nine Months Ended September 30, 2017
Balance, beginning of period	$72,291	$31,423	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(74)	296	(149,222)
Total realized/unrealized gains (losses) included in AOCI	3,618	544	—
Purchases (5)	14,549	—	—
Sales (5)	(1,305)	(7,965)	—
Issuances (5)	—	—	—
Settlements (5)	—	—	107,208
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$89,079	$24,298	$361,023
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (7)	$12	$237	$(56,866)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (7)	$1	$322	$(141,675)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$421,556	$—	$—	$411,130	$411,130
Premiums, reinsurance and other receivables	$18,666	$—	$2,469	$14,626	$17,095
Liabilities
Policyholder account balances	$1,121,549	$—	$—	$1,021,387	$1,021,387
Other liabilities	$14,203	$—	$14,203	$—	$14,203

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$394,863	$—	$—	$395,894	$395,894
Premiums, reinsurance and other receivables	$20,489	$—	$900	$19,728	$20,628
Liabilities
Policyholder account balances	$1,154,733	$—	$—	$1,140,886	$1,140,886
Other liabilities	$—	$—	$—	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$(16,765)	$975	$(15,790)
OCI before reclassifications	(17,301)	65	(17,236)
Deferred income tax benefit (expense)	3,634	(14)	3,620
AOCI before reclassifications, net of income tax	(30,432)	1,026	(29,406)
Amounts reclassified from AOCI	113	(3)	110
Deferred income tax benefit (expense)	(23)	—	(23)
Amounts reclassified from AOCI, net of income tax	90	(3)	87
Balance, end of period	$(30,342)	$1,023	$(29,319)

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$18,645	$2,321	$20,966
OCI before reclassifications	3,183	(1,145)	2,038
Deferred income tax benefit (expense)	(1,114)	401	(713)
AOCI before reclassifications, net of income tax	20,714	1,577	22,291
Amounts reclassified from AOCI	712	(2)	710
Deferred income tax benefit (expense)	(249)	—	(249)
Amounts reclassified from AOCI, net of income tax	463	(2)	461
Balance, end of period	$21,177	$1,575	$22,752

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$29,323	$305	$29,628
OCI before reclassifications	(80,593)	967	(79,626)
Deferred income tax benefit (expense)	16,923	(203)	16,720
AOCI before reclassifications, net of income tax	(34,347)	1,069	(33,278)
Amounts reclassified from AOCI	5,069	(58)	5,011
Deferred income tax benefit (expense)	(1,064)	12	(1,052)
Amounts reclassified from AOCI, net of income tax	4,005	(46)	3,959
Balance, end of period	$(30,342)	$1,023	$(29,319)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, beginning of period	$1,340	$3,067	$4,407
OCI before reclassifications	28,841	(2,294)	26,547
Deferred income tax benefit (expense)	(10,095)	803	(9,292)
AOCI before reclassifications, net of income tax	20,086	1,576	21,662
Amounts reclassified from AOCI	1,678	(1)	1,677
Deferred income tax benefit (expense)	(587)	—	(587)
Amounts reclassified from AOCI, net of income tax	1,091	(1)	1,090
Balance, end of period	$21,177	$1,575	$22,752
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(120)	$(711)	$(5,082)	$(1,694)	Net investment gains (losses)
Net unrealized investment gains (losses)	7	(1)	13	16	Net investment income
Net unrealized investment gains (losses), before income tax	(113)	(712)	(5,069)	(1,678)
Income tax (expense) benefit	23	249	1,064	587
Net unrealized investment gains (losses), net of income tax	(90)	(463)	(4,005)	(1,091)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	3	2	58	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	2	58	1
Income tax (expense) benefit	—	—	(12)	—
Gains (losses) on cash flow hedges, net of income tax	3	2	46	1
Total reclassifications, net of income tax	$(87)	$(461)	$(3,959)	$(1,090)

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
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees of $3.4 million and $10.3 million for the three months and nine months ended September 30, 2018, respectively, and $3.5 million and $10.0 million for the three months and nine months ended September 30, 2017, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Compensation	$4,339	$3,640	$11,529	$9,977
Commissions	10,895	9,584	32,332	23,085
Volume-related costs	1,141	1,692	4,497	2,953
Expenses on ceded reinsurance with current and former affiliates	—	—	—	4,523
Capitalization of DAC	(7,203)	(5,111)	(21,611)	(11,079)
Premium taxes, licenses and fees	835	762	2,620	1,662
Professional services	4,726	874	8,449	2,792
Rent and related expenses	115	84	343	368
Other	3,916	4,551	12,513	13,395
Total other expenses	$18,764	$16,076	$50,672	$47,676
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 10 for a discussion of related party expenses included in the table above.
9. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, or other products. The Company vigorously defends against the claims in these matters. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $301 thousand and $355 thousand at September 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $7.3 million and $11.6 million at September 30, 2018 and December 31, 2017, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both September 30, 2018 and December 31, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. All of the MetLife transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 for information regarding the MetLife Divestiture.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income	$(52,062)	$(65,249)	$(170,490)	$(266,607)
Expense	$(6,302)	$(6,496)	$(37,698)	$(48,573)
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets	$438,825	$536,843
Liabilities	$449,507	$448,237
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
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Premiums
Reinsurance ceded	$(9,310)	$(7,000)	$(27,036)	$(43,347)
Universal life and investment-type product policy fees
Reinsurance ceded	$(894)	$(908)	$(2,810)	$(2,719)
Other revenues
Reinsurance ceded	$(16,683)	$(15,666)	$(48,109)	$(43,566)
Policyholder benefits and claims
Reinsurance ceded	$(19,476)	$(14,580)	$(65,970)	$(72,985)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$452,368	$533,388
Liabilities
Other liabilities	$449,507	$448,210
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $209.4 million and $307.7 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($28.3) million and ($99.7) million for the three months and nine months ended September 30, 2018, respectively, and ($44.1) million and ($59.3) million for the three months and nine months ended September 30, 2017, respectively.
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
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with the Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture that were considered related party expenses, were $15.3 million and $35.2 million for the three months and nine months ended September 30, 2018, respectively, and $10.2 million and $26.5 million for the three months and nine months ended September 30, 2017, respectively, and were recorded in other expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $1.1 million and $2.2 million for the three months and nine months ended September 30, 2018, respectively. The Company would have incurred no additional expenses under this arrangement in 2017.
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
The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Fee income	$3,123	$3,183	$9,392	$9,163
Commission expense	$13,994	$10,246	$39,297	$27,212
The following table summarizes assets from transactions with related party broker-dealers at:

	September 30, 2018	December 31, 2017
	(In thousands)
Fee income receivables	$1,046	$1,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2018; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Second Quarter Form 10-Q”) filed with the SEC on August 9, 2018; and (v) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain former MetLife subsidiaries, including the Company) and liabilities associated with MetLife’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations not included in the segments in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report along with Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Financial Statements for information regarding the adoption of new accounting pronouncements in 2018.
Changes in Accounting Standards
Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which is periodically revised by the Financial Accounting Standards Board (“FASB”).
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on August 15, 2018 issued a final accounting standards update (“ASU”) effective January 1, 2021. The ASU will result in significant changes to the accounting for long-duration insurance contracts, including a requirement for all guarantees associated with our variable annuity business to be measured at fair value. The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The ASU could result in a material adverse effect on our stockholder’s equity and results of operations, including our net income.

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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by us, referred to as divested businesses.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

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
The tax impact of the adjustments mentioned is calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
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

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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

Results of Operations
Results for the Nine Months Ended September 30, 2018 and 2017
Business Overview. Annuity sales experienced significant growth for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase resulted primarily from sales of our structured annuities (“Shield Annuities”), which we began selling in the first quarter of 2017. With the exception of a limited number of term life policies, we are no longer accepting new sales of traditional life products; however, we are accepting renewal premiums on in-force business and allowing certain term-to-permanent policy conversions. In the second quarter of 2017, we began selling a new universal life product.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances decreased in the current period, compared to the prior period, due to less favorable equity market performance.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Revenues
Premiums	$27,517	$14,604
Universal life and investment-type product policy fees	77,384	77,472
Net investment income	73,284	63,468
Other revenues	(37,837)	(34,090)
Net investment gains (losses)	(4,748)	(1,045)
Net derivative gains (losses)	(92,527)	(149,697)
Total revenues	43,073	(29,288)
Expenses
Policyholder benefits and claims	1,060	(2,396)
Interest credited to policyholder account balances	28,146	29,414
Capitalization of DAC	(21,611)	(11,079)
Amortization of DAC and VOBA	2,257	(39,984)
Other expenses	72,283	58,755
Total expenses	82,135	34,710
Income (loss) before provision for income tax	(39,062)	(63,998)
Provision for income tax expense (benefit)	(11,247)	(27,258)
Net income (loss)	$(27,815)	$(36,740)

The table below shows the components of net income (loss), in addition to pre-tax adjusted earnings.

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
GMLB Riders	$(72,610)	$(120,347)
Other derivative instruments	(3,596)	(1,100)
Net investment gains (losses)	(4,748)	(1,045)
Other adjustments	470	180
Adjusted earnings before provision for income tax	41,422	58,314
Income (loss) before provision for income tax	(39,062)	(63,998)
Provision for income tax expense (benefit)	(11,247)	(27,258)
Net income (loss)	$(27,815)	$(36,740)
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Our pre-tax loss decreased $24.9 million primarily due to favorable changes in our guaranteed minimum living benefits (“GMLBs”), which was partially offset by (i) unfavorable changes in adjusted earnings, (ii) net investment gains (losses), and (iii) other derivative instruments and income taxes.
Guaranteed Minimum Living Benefits. Comparative results from GMLBs, including the DAC offset, were favorable by $47.7 million, primarily driven by a charge, recognized in the prior period, in net derivative gains (losses) in connection with the recapture of ceded reinsurance agreements covering certain risks of our variable annuity business. This favorable impact was partially offset by (i) unfavorable net changes in market factors to our ceded reinsurance embedded derivatives, as the impact from higher equity markets was partially offset by the impact from changes in interest rates, (ii) an unfavorable change in the fair value of our Shield Annuities embedded derivatives, and (iii) a less favorable DAC amortization offset in the current period than in the prior period. In connection with the transition to our new variable annuity hedging program, changes in Shield Annuities embedded derivatives are included in the GMLB results beginning in the third quarter of 2017 on a prospective basis.
Other Derivative Instruments. In addition to embedded derivatives and hedges included in GMLBs, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. In the second quarter of 2018, we began purchasing interest rate caps to protect against rises in interest rates. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impacts on the items they are hedging are either not recognized or recognized in equity through other comprehensive income. Changes in fair value of other derivative instruments had an unfavorable impact on comparative results of $3.6 million as the unfavorable impact of changes in interest rates on our interest rate caps was partially offset by favorable changes in our foreign currency swaps due to the U.S. dollar strengthening against key foreign currencies in the current period when compared to the prior period.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $3.7 million, primarily due to higher current period net losses on the sale of fixed maturity securities compared to the prior period.
Pre-tax Adjusted Earnings. Adjusted earnings before provision for income tax decreased $16.9 million ($7.6 million, net of income tax), compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2018 was $11.2 million, or 29% of income (loss) before provision for income tax, compared to $27.3 million, or 43% of income (loss) before provision for income tax, for the nine months ended September 30, 2017. In 2018, our effective tax rate reflects the impact of the Tax Cut and Jobs Act (“Tax Act”), which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net income (loss)	$(27,815)	$(36,740)
Add: Provision for income tax expense (benefit)	(11,247)	(27,258)
Income (loss) before provision for income tax	(39,062)	(63,998)
Less: Guaranteed minimum living benefits	(72,610)	(120,347)
Less: Other derivative instruments	(3,596)	(1,100)
Less: Net investment gains (losses)	(4,748)	(1,045)
Less: Other adjustments	470	180
Adjusted earnings before provision for income tax	41,422	58,314
Less: Provision for income tax expense (benefit)	6,294	15,551
Adjusted earnings	$35,128	$42,763
Results for the Nine Months Ended September 30, 2018 and 2017 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Fee income	$111,166	$118,293
Net investment spread	31,902	21,289
Insurance-related activities	(33,035)	(38,498)
Amortization of DAC and VOBA	(17,939)	4,906
Other expenses, net of DAC capitalization	(50,672)	(47,676)
Adjusted earnings before provision for income tax	41,422	58,314
Provision for income tax expense (benefit)	6,294	15,551
Adjusted earnings	$35,128	$42,763
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. The $7.6 million decrease in adjusted earnings was driven primarily by higher amortization of DAC and VOBA and lower fee income. These decreases were partially offset by higher net investment income and lower income taxes.
Fee Income. Fee income decreased $7.1 million, primarily due to higher amortization of a deferred ceding commission in the current period related to the recapture and novation of ceded reinsurance agreements covering certain variable annuity contracts combined with the unfavorable impact from a benefit recognized in the prior period from the recapture of yearly renewable term life business.
Net Investment Spread. Net investment spread increased $10.6 million, primarily due to higher income on fixed maturities driven by an increase in invested assets as well as positive net flows in our annuities business.
Insurance-Related Activities. Net costs from insurance-related activities decreased $5.5 million, primarily due to favorable underwriting in our life business from the recapture of reinsurance agreements in the prior period, partially offset by the impact from an unfavorable change from the annual actuarial review (“AAR”) recognized in the prior period in our annuities business.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $22.8 million, primarily from the impact from a favorable change in the AAR in the prior period combined with unfavorable adjustments resulting from changes in the underlying in-force annuities business.

Other Expenses, Net of DAC Capitalization. Expenses increased $3.0 million primarily due to higher costs as a result of being a stand-alone company and an increase in asset-based expenses in the current period, which were largely offset by the impact from a charge recognized in the prior period related to the recapture of ceded variable annuity reinsurance agreements.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2018 was $6.3 million, or 15% of adjusted earnings before provision for income tax, compared to $15.6 million, or 27% of adjusted earnings before provision for income tax, for the nine months ended September 30, 2017. In 2018, our effective tax rate reflects the impact of the Tax Act, which lowered the U.S. statutory rate and reduced the tax benefit for the dividend received deductions. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

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

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.

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
There have been no material changes to our market risk exposure from the market risk exposures previously disclosed in the 2017 Annual Report, except as updated in the First Quarter Form 10-Q and the Second Quarter Form 10-Q. The Company experienced significant growth in 2018 of structured annuity products; however, the Company purchases derivatives to reduce exposure to equity market risk associated with the index-linked crediting rate feature of this product.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and implement systems, establish and implement third-party arrangements as a subsidiary of Brighthouse Financial, Inc. and identify, document and evaluate controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 12 to the Notes to the Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; (iii) Part II, Item 1 of the Second Quarter Form 10-Q; and (iv) Note 9 of the Notes to the Interim Condensed Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our subsequent Quarterly Reports on Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Changes in Accounting Standards” included in this report and the Second Quarter Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” in the First Quarter Form 10-Q and the Second Quarter Form 10-Q for regulatory and other updates, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.

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
Date: November 8, 2018