Form 10-K
period 2018-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2019-03-06
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, par value $10.00
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 6, 2019, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company, a New York domiciled life insurance company. BHNY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (together with its subsidiaries and affiliates, “BLIC”), which is an indirect wholly owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock.
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market and counterparty risk due to guarantees within certain of our products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;

•	our ability to market and distribute our products through distribution channels;

•
any failure of third parties to provide services we need, any failure of the practices and procedures of these third parties and any inability to obtain information or assistance we need from third parties, including MetLife;

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements, including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments, or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of potential future tax legislation that could decrease the value of our tax attributes and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Separation will qualify for non-recognition treatment for federal income tax purposes and potential indemnification to MetLife if the Separation does not so qualify;

•
the impact of the Separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties and incremental costs as a public company;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Until the completion of the Separation on August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. Prior to the completion of the Separation, MetLife, Inc. undertook several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) to include Brighthouse Life Insurance Company, BHNY, New England Life Insurance Company (“NELICO”), Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and BHNY to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company.
On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to BHF, resulting in BHNY becoming an indirect wholly-owned subsidiary of BHF. On August 4, 2017, MetLife, Inc. completed the Separation through the distribution of 96,776,670 of the 119,773,106 shares of BHF’s common stock, representing 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc.’s common stock.
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
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Annuities (a suite of single premium deferred annuity contracts that provides for accumulation of retirement savings or other long-term investment purposes), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Life
The Life segment consists of insurance products and services, including term, universal and whole life insurance products in New York designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers, which is no longer being offered for new sales.
Additional Segment Information
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in New York. Financial information, including revenues, expenses, adjusted earnings and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, primarily on a coinsurance, yearly renewable term, or excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event that we pay a claim. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event the reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
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

Regulation

Overview
We are domiciled in New York and regulated by the New York State Department of Financial Services (the “NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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

•	regulating advertising and marketing of insurance products;

•	protecting privacy;

•	establishing statutory capital (including risk-based capital (“RBC”)) reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of New York-domiciled insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
We are required to file reports, generally including detailed annual financial statements, with the NYDFS, and our operations and accounts are subject to periodic examination by the NYDFS. We must also file, and obtain regulatory approval for, rules, rates and forms relating to the insurance written by us.
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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act and the Insurance Holding Company System Model Regulation in December 2010 and December 2014. New York has adopted a modified version, although its supporting regulation is substantially similar to the model regulation.

The New York Insurance Law generally provides that no person, corporation or other entity may acquire control of a New York-domiciled insurance company, or a controlling interest in any parent company of any such insurance company, without the prior approval of the NYDFS. Under the laws of New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The NYDFS, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.
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
Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting BHNY, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on either of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. Dividends are not anticipated to be paid by BHNY in 2019.
See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Dividend Restrictions” in Note 9 of the Notes to the Financial Statements for further information.
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
One such initiative is 2010’s Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effected the most far-reaching overhaul of financial regulation in the U.S. in decades. Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While the FIO does not have general supervisory or regulatory authority over the business of insurance, it performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council

(“FSOC”) and making recommendations to the FSOC regarding which insurers should be subject to more stringent standards as systemically important financial institutions.
On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). To comply with the terms of the Covered Agreement, the Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of collateral required for full credit for reinsurance cessions to European Union (“EU”) reinsurers. It also states that the U.S. expects that the group capital calculation under development by the NAIC will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and the EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time. In anticipation of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”), on December 18, 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a substantially similar bilateral covered agreement on insurance and reinsurance with the United Kingdom and released a similar policy statement.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to consider legislation in their 2019 legislative sessions.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See “Risk Factors — Regulatory and Legal Risks — State insurance guaranty associations” and Note 12 of the Notes to the Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices. BHNY did not receive any material adverse findings resulting from an NYDFS examination.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
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
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and Life Risk Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. Since adoption by the Plenary, other NAIC working groups and task forces have been working on drafting specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our RBC ratio. As of the date of the most recent annual statutory financial statements filed with NYDFS, our total adjusted capital (“TAC”) was in excess of RBC levels required by the NYDFS.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. New York enacted legislation adopting PBR in December 2018. At the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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

Surplus and Capital; Risk-Based Capital
We are required to maintain our capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements that were developed by the NAIC and adopted by New York. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law provides the NYDFS the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our TAC was in excess of the required RBC levels. See “Statutory Equity and Income” in Note 9 of the Notes to the Financial Statements.
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. A SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2018 and 2017.
Regulation of Investments
The New York Insurance Law requires diversification of investment portfolios and limits the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these requirements would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that our investments complied, in all material respects, with such requirements at December 31, 2018.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and was implemented in stages. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment conducted periodically; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.

Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and retirement accounts and individual retirement annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Tax Code”). Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The DOL included the proposed revisions in its Fall 2017 regulatory agenda released December 14, 2017. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. Efforts to finalize the proposed revisions have been suspended. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Tax Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Tax Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Tax Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct regulations in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation.”
Department of Labor Fiduciary Rule
The DOL issued regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”) but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule.
New York Regulation 187
The NAIC, as well as certain state regulators, are also considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. On July 18, 2018, the NYDFS issued a final version of Regulation 187 (“Regulation 187”), which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on certain consumer in-force transactions. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and consolidated results of operations. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful.
Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a comprehensive set of proposed rules for broker-dealers and investment advisers that would, among other things, (i) enhance the existing standard of conduct for broker-dealers that provide securities recommendations or advice to retail investors to require them to act in the best interest of their clients and mitigate conflicts of interest; (ii) clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) impose new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals; and (iv) restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” The proposed rules would affect the distribution and sale of our products. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of the provisions is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products. The SEC projects that the proposal will be finalized by September 2019.
Federal Tax Reform
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also mandated the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps under the Dodd-Frank regulatory framework. Pursuant to the new definition of “swap” and related SEC and CFTC interpretive regulations, products we offer that are stable value contracts are not currently treated as swaps. Should other products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Federal banking regulators have adopted new rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.
Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. We issue variable annuity contracts through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). We also issue index-linked contracts with features that require them to be registered as securities under the Securities Act. In the future we may issue variable contracts through separate accounts which would be exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.
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
Unclaimed Property
We are subject to the laws and regulations of New York and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.

Company Ratings
Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. The level and composition of our regulatory capital are among the many factors considered in determining our financial strength ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. Rating agencies may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates, as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our RBC ratio and the amount of variable annuity assets we hold in excess of our target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.

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
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contract holders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial review in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency.
While we have ceded all of the economic risk associated with our GMxBs to BLIC and MLIC, we retain exposure related to the guarantees in the event our affiliated reinsurers fail to perform.
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”), a recognized authoritative body. Accordingly, from time to time we are required to adopt new or revised accounting standards or interpretations issued by the FASB. The impact of accounting pronouncements that have been issued but not yet implemented are disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Financial Statements.
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees, including the related ceded reinsurance, will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU is expected to be effective as of January 1, 2021 and the Company is in the early stages of evaluating the new guidance and is therefore currently not able to estimate the impact to its financial statements. The ASU could result in lower and more volatile results of operations.
Elements of our business strategy may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual annuity and life insurance markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We aim to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility.
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to focused product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributors may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels.” Brighthouse may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of the Separation, as well as the cost and duration of transitional services agreements. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
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
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings
As of December 31, 2018, Brighthouse had approximately $4.0 billion of total long-term consolidated indebtedness outstanding. On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility, which replaced its former $600 million unsecured term loan facility, which was scheduled to expire on December 2, 2019. BHF also has a $2.0 billion five-year senior unsecured revolving credit facility that matures on December 2, 2021(the “Revolving Credit Facility”).
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
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including equity index options, interest rate and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
We have limited control over many of our costs. For example, we have limited control over the cost of Unaffiliated Third-Party Reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. If we hold substantially more capital than is needed to support financial strength ratings that are commensurate with our business strategy, over time, our competitive position could be adversely affected.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. Brighthouse has arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) for the administration of both in-force policies and new life and annuities business. Pursuant to one of these arrangements, certain in-force policies previously housed on up to 20 systems will be consolidated. At least 13 of such systems will be consolidated into one. Brighthouse intends to focus on further sourcing opportunities with third-party vendors and external investment managers, including after agreements with MetLife companies, including a transition services agreement with MetLife pursuant to which MetLife provides us with certain administrative and other services including, among others, certain finance, treasury, compliance, operations, call center and technology support services for a transitional period (the “Transition Services Agreement”), expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation may have on the pricing of such services. It may be difficult, disruptive and more expensive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” and “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider, including MetLife, DXC or an external investment manager experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified and announced in 2018 a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, Brighthouse identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future.

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
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve began to reduce the size of its balance sheet and may continue to raise interest rates as it unwinds the monetary accommodation put in place after the global financial crisis in 2008 to 2009. The European Central Bank began to reduce monetary accommodation in the latter half of 2018, while other major central banks continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s potential withdrawal from the EU, coupled with concerns around U.S./China trade relations have also contributed to market volatility globally. If this U.S./China trade conflict remains unresolved, the U.S. and China may impose tariffs on imports from each other, with a resultant increase in costs and uncertainty that may affect corporate profits and economic activity. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns, and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
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
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. We cannot predict what regulatory proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”

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
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our net income.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities, commercial and agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our net income and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
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
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our net income and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with credit-based derivatives. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment incomes and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio.
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. In particular, the variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential guaranteed benefit exposure should equity markets decline or stagnate. We cede the exposure associated with these guaranteed benefits to BLIC and MLIC.
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
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from the counterparties of the derivative instruments we have entered into to hedge changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments to mitigate various business risks, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty credit risk. We remain liable for the obligations under the products that we sold even if our derivatives counterparties do not pay us under the derivatives we have entered into to mitigate or hedge such obligations. Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives (whether entered into bilaterally with specific counterparties or cleared through a clearinghouse) require us to pledge and/or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became applicable on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of the counterparties to such banking institutions and applicable affiliates, including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.

Summary
Economic or counterparty risks and other factors described above, and significant volatility in the markets, individually or collectively, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or collectively, could have a material adverse effect on our results of operations, financial condition or liquidity.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options and mortgage loans. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with Brighthouse’s credit instruments and our rating agency capital adequacy measures.
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
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the CFTC of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets may be limited if other market participants are seeking to sell fungible or similar assets at the same time. In addition, scrutiny of the residential mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments and derivatives. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
We may be exposed to financial and operational integration risks while we transition to a multiple manager investment platform, and following such transition, we will continue to be subject to the risks related to using external investment managers
A subsidiary of Brighthouse entered into a new investment management agreement (the “Investment Management Agreement”) with MetLife Investment Advisors, LLC (“MLIA”) as part of Brighthouse’s strategy to begin transitioning to a multiple manager platform. The Investment Management Agreement replaces several investment management agreements Brighthouse and its subsidiaries, including Brighthouse Life Insurance Company had previously entered into with MLIA in connection with the Separation. As part of the termination of the prior investment management agreements, Brighthouse brought derivatives trading, which had previously been managed by MLIA, in-house. As Brighthouse transitions to a multiple manager platform and partially terminate the investment management services with MLIA under the Investment Management Agreement, such services are expected to be replaced by similar services provided by a select group of experienced external asset management firms. During the transition to a multiple manager platform and to insource derivatives trading, Brighthouse will be subject to financial and operational risks related to switching service providers, including, but not limited to, a disruption in services and difficulties in integration. Following the transition of services, Brighthouse’s Investment Department will monitor external investment managers in accordance with detailed investment guidelines, but Brighthouse will continue to be subject to the risks of relying on third party investment managers, which are described elsewhere in these Risk Factors.
The continued threat of terrorism, ongoing military actions, as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in New York and regulated by the NYDFS. See “Business — Regulation” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
NAIC
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

In 2018, the NAIC adopted a new framework that will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in the statutory tax rate, as well as prescribed assumptions for policyholder behavior. See “Business - Regulation - Insurance Regulation - NAIC.” Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Act, the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our RBC ratio. See “— A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as PBR. PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. In New York where we are domiciled, New York enacted legislation adopting PBR in December 2018, and, at the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation. We cannot predict how PBR will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC.”
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
Federal - Insurance regulation
Currently, the federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations.
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
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Tax Code. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the DOL, the IRS and the PBGC.
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing a standard of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. Moreover, regulations such as Regulation 187 will increase our obligations to supervise the sales of certain products by our third-party distributors to ensure such products are being sold in compliance with the applicable standard of conduct. Many of these efforts are still in the proposal stage, and their future impact on the way we conduct our business and the products we sell is unclear.
We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the New York Insurance Law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratios. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
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

We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling variable annuity contracts and registered fixed annuity contracts, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
We utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation, to distribute our variable and registered fixed products. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets, protect investment advisory and brokerage clients, and ensure the integrity of the financial markets. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers impacting new and existing products. These powers include the power to adopt new rules to regulate the issuance, sale and distribution of our products and powers to limit or restrict the conduct of business for failure to comply with securities laws and regulations. See “Business — Regulation — Securities and Investment Advisor Regulation.”
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations with respect to such claims.
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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF stock and stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures are based on the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.
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
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third-parties, including our outside vendors and distributors and, for the duration of the Transition Services Agreement and other agreements with MetLife companies. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Brighthouse’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, and certain associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement, the Investment Management Agreement, or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. See “— Risks Related to Our Business — Elements of our business strategy may not be effective in accomplishing our objectives.” Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers and financial advisors, our sales could decline.

The Separation prompted some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on Brighthouse’s ability to attract and retain key personnel. Brighthouse competes with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and Brighthouse may be unable to hire or retain such personnel. The loss of services of one or more of Brighthouse’s key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel. Brighthouse may not be able to attract and retain qualified personnel to fill open positions or replace or succeed members of its senior management team or other key personnel.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to us, or in our possession or the possession of our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential personal information. Our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
In addition, we analyze customer data to better manage our business. There has been increased scrutiny and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations. See “Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Brighthouse may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages or lead to changes in business operations. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses or could be required to make changes in business operations. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
The Separation was conditioned on the continued validity as of the Separation date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Tax Code, and the receipt and continued validity as of the Separation date of an opinion from MetLife’s tax advisor that the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Separation should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Separation satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and Brighthouse that these conditions have been satisfied.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and Brighthouse.
If the IRS ultimately determines that the Separation is taxable, we could incur significant federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the tax separation agreement that we entered into with MetLife (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action Brighthouse or its affiliates, including us, take or from any breach of Brighthouse’s or its affiliates’, including us, representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct Brighthouse’s business and events occurring after the Separation that cause MetLife to recognize a gain under Section 355(e) of the Tax Code. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition.
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to Brighthouse, including us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors. These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to Brighthouse, including us. The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect Brighthouse, including us, from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provided for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in federal income tax that Brighthouse and its subsidiaries, including us, actually realize as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
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
The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Separation, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from certain trademarks licensed to us by MetLife in connection with the Separation. We believe the association with MetLife helped drive awareness of our brand among our customers, distributors, third party service providers and other persons due to MetLife’s globally recognized brand, reputation and services, as well as its strong capital base and financial strength.
In connection with the Separation, Brighthouse entered into an intellectual property license agreement with MetLife, pursuant to which Brighthouse and MetLife granted each other a non-exclusive, royalty-free, paid-up license for the United States to certain intellectual property rights each party owns (the “Intellectual Property License Agreement”). Under the Master Separation Agreement and the Intellectual Property License Agreement, we had a license to use certain trademarks and the “MetLife” name in certain limited circumstances, which expired in early 2019. While we have undertaken operational and legal steps to develop the “Brighthouse Financial” brand, the fact that we are no longer able to use the “MetLife” name could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products.
Our affiliate has established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including a trademark for Brighthouse’s name, “Brighthouse Financial,” and Brighthouse’s logo design. Brighthouse has also filed other trademark applications in the United States, including for product names and potential taglines. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and our affiliates were involved in legal proceedings to protect or defend their or our rights with respect to the Brighthouse Financial name and trademarks. Although the parties to these proceedings have resolved this matter and dismissed the action, it is possible that other challenges to our trademarks could arise in the future.
As a result of the Separation, some of our existing policyholders, contract owners and other customers have chosen, and some may, in the future, choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we are no longer a part of MetLife.
Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreement and the Intellectual Property License Agreement that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and investment management services with respect to Brighthouse’s general account portfolio and certain separate account assets of its insurance subsidiaries, as well as assets of BHF and its non-insurance subsidiaries. There can be no assurance that the services provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will continue to be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will continue to enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
As agreements between Brighthouse and MetLife affiliates continue to expire, be terminated, or be replaced by other third parties to provide services, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse will be able to obtain the same benefits from another provider or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those Brighthouse or we have previously received from MetLife. Certain agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
There are incremental costs as a subsidiary of a separate, public company
As a result of the Separation, Brighthouse needed to replicate or replace certain functions, systems and infrastructure to which we do not have the same access. Brighthouse has also begun to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our vendors and other third parties. They also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
Our business benefited from MetLife’s purchasing power when procuring goods and services. As a stand-alone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Separation, which could decrease our overall profitability. See “— Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive office is currently located in New York, New York, and is utilized by both of our segments and Corporate & Other. This location is leased by Brighthouse Services, LLC (“Brighthouse Services”), an affiliate, from a third party. The term of that lease expires in October 2027. In connection with the Separation, BHNY entered into a service agreement with Brighthouse Services under which Brighthouse Services provides the aforementioned principal executive office to support the activities of BHNY.
Item 3. Legal Proceedings
See Note 12 of the Notes to the Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for BHNY’s common equity; all of BHNY’s common stock is held by Brighthouse Life Insurance Company.
During the years ended December 31, 2018 and 2017, BHNY paid no cash dividends. The maximum amount of dividends which BHNY may pay in 2019, without prior regulatory approval, is $27.7 million. See Note 9 of the Notes to the Financial Statements for a discussion of restrictions on BHNY’s ability to pay dividends.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s financial statements included elsewhere herein.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (we use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries), as well as the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to BHF and its subsidiaries and affiliates.
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
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of DAC and the amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
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

Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole-life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and certain GMIBs relating to variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life insurance secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero using a range of scenarios and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a profit followed by losses reserve on universal life insurance with secondary guarantees. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the underlying separate account funds.
We regularly review our assumptions supporting our estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional long-duration insurance contracts, assumptions are established at inception and not updated unless a premium deficiency exists. We also review our liability projections to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. We aggregate insurance contracts by product and segment in assessing whether a premium deficiency or profits followed by losses exists. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in changes to earnings.
See Note 1 of the Notes to the Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits.
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
Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. We evaluate present values of projected future cash flows on blocks of policies subject to new reinsurance agreements in light of all such contractual features to determine whether our reinsurance counterparties are exposed to a reasonable possibility of significant loss. Such analysis involves management estimates as to the cash flow projections, as well as management judgment as to what constitutes a reasonable possibility of significant loss. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
See Note 1 of the Notes to the Financial Statements for additional information on our accounting policy relating to reinsurance and Note 5 of the Notes to the Financial Statements for additional information on our reinsurance programs.

Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The recovery of both DAC and VOBA is dependent upon the future profitability of the related business.
DAC and VOBA related to deferred annuities, universal and variable life insurance contracts are amortized based on expected future gross profits. DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $16 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our DAC balances are also impacted by replacing expected future gross profits with actual gross profits in each reporting period, including changes in annuity embedded derivatives and the related nonperformance risk. When the change in expected future gross profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
See Note 1 and Note 4 of the Notes to the Financial Statements for additional information relating to DAC and VOBA accounting policy and amortization.
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
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) crediting rates associated with index-linked annuities which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates and implied equity volatilities.
We cede the risk associated with the variable annuities with guaranteed minimum benefits described in the preceding paragraphs to our parent, Brighthouse Life Insurance Company. Certain features of the ceded guarantees are accounted for as an embedded derivative with the value determined using a methodology consistent with that described previously for the guarantees directly written by us. However, because certain directly written GMIB riders are accounted for as insurance liabilities rather than fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 1 of the Notes to the Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Assumptions for embedded derivatives are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
See Note 7 and Note 8 of the Notes to the Financial Statements for additional information on our embedded derivatives and the determination of their fair values.

Embedded Derivatives in Index-Linked Annuities
The Company issues index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.
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
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on BHF’s creditworthiness instead of that of MetLife, Inc. Our credit spread is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of BHF.
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
Litigation Contingencies
We are a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our results of operations and financial condition.
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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding (i) the impact of market volatility, which could distort trends and (ii) businesses that have been or will be sold or exited by us, referred to as divested businesses.
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
The tax impact of the adjustments mentioned is calculated net of the statutory tax rate, which could differ from our effective tax rate.

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
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Financial Statements for further information.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with our variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics-based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.
Results of Operations
Results for the Years Ended December 31, 2018 and 2017
Business Overview. Annuity sales increased 82% for the year ended December 31, 2018, compared to 2017 resulting primarily from sales of our Shield Annuities which we began selling in the first quarter of 2017. In our life business, with the exception of in-force term renewal premiums, premium for new sales of term, whole life and universal life products was relatively limited.
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

	Years Ended December 31,
	2018	2017
	(In thousands)
Revenues
Premiums	$37,028	$26,268
Universal life and investment-type product policy fees	101,890	103,736
Net investment income	99,791	86,327
Other revenues	(58,180)	(46,266)
Net investment gains (losses)	(7,194)	(1,178)
Net derivative gains (losses)	(18,286)	(157,222)
Total revenues	155,049	11,665
Expenses
Policyholder benefits and claims	7,488	(4,774)
Interest credited to policyholder account balances	37,852	39,423
Capitalization of DAC	(29,860)	(17,089)
Amortization of DAC and VOBA	732	(39,997)
Other expenses	95,910	83,042
Total expenses	112,122	60,605
Income (loss) before provision for income tax	42,927	(48,940)
Provision for income tax expense (benefit)	5,077	(100,725)
Net income (loss)	$37,850	$51,785

The following table presents the components of net income (loss), in addition to pre-tax adjusted earnings:

	Years Ended December 31,
	2018	2017
	(In thousands)
GMLB Riders	$1,041	$(121,508)
Other derivative instruments	(1,168)	(1,636)
Net investment gains (losses)	(7,194)	(1,178)
Other adjustments	494	229
Pre-tax adjusted earnings	49,754	75,153
Net income (loss) before provision for income tax	42,927	(48,940)
Provision for income tax expense (benefit)	5,077	(100,725)
Net income (loss)	$37,850	$51,785
GMLB Riders. We directly issue variable annuity products with guarantee riders (“GMLB Riders”) under which we have the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant. To mitigate this exposure, all of the economic risk associated with the GMLB Riders is currently ceded under reinsurance agreements with BLIC. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a partial corresponding offset in the value of the directly written GMLBs. See “— Summary of Critical Accounting Estimates — Derivatives.”
Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities may provide us with risk offset to the direct liabilities related to the GMLB’s and therefore include them with the GMLB Riders. We use derivative instruments, primarily equity options, to hedge against our exposure to changes in fair value of the Shield Annuities.
Other Derivative Instruments. In addition to derivatives included in GMLB Riders, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have foreign denominated fixed maturity securities backing our U.S dollar denominated liabilities. The changes in fair value of the hedges are accounted for in net income (loss), through net derivative gains (losses), while the offsetting economic impact on the items they are hedging are either not recognized or recognized in equity through other comprehensive income.
Pre-tax Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss) available to shareholders, as determined in accordance with GAAP. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Net income before provision for income tax was $42.9 million ($37.9 million net of income tax), an increase of $91.9 million (decrease of $13.9 million net of income tax) from a loss before provision for income tax of $48.9 million (net income of $51.8 million, net of income tax) in the prior period.
The improvement in income before provision for income tax was driven by the following key favorable items:

•	a charge recognized in the prior period from the recapture of ceded reinsurance agreements covering certain risks of our variable annuity business;

•
a net favorable change to our variable annuity embedded derivatives, as the favorable impacts to the ceded reinsurance driven by lower equity markets, was only partially offset by unfavorable changes on the directly written; and

•	a favorable change in the fair value of the Shield Annuities embedded derivatives, which was partially offset by the unfavorable change in the equity options hedging against this change in fair value.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	lower adjusted earnings discussed in detail below; and

•	higher current period net losses on the sale of fixed maturity securities compared to the prior period.
The provision for income tax in the current period led to an effective tax rate of 12%. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the prior period, we also recognized a tax benefit of $77.3 million due to the enactment of the Tax Act. This adjustment resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been presented.
Reconciliation of Net Income (Loss) to Adjusted Earnings

	Years Ended December 31,
	2018	2017
	(In thousands)
Net income (loss)	$37,850	$51,785
Add: Provision for income tax expense (benefit)	5,077	(100,725)
Net income (loss) before provision for income tax	42,927	(48,940)
Less: GMLB Riders	1,041	(121,508)
Less: Other derivative instruments	(1,168)	(1,636)
Less: Net investment gains (losses)	(7,194)	(1,178)
Less: Other adjustments	494	229
Adjusted earnings before provision for income tax	49,754	75,153
Less: Provision for income tax expense (benefit)	7,184	(57,292)
Adjusted earnings	$42,570	$132,445
Results for the Years Ended December 31, 2018 and 2017 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2018	2017
	(In thousands)
Fee income	$145,984	$156,871
Net investment spread	45,134	29,672
Insurance-related activities	(51,332)	(46,525)
Amortization of DAC and VOBA	(23,982)	1,088
Other expenses, net of DAC capitalization	(66,050)	(65,953)
Pre- tax adjusted earnings	49,754	75,153
Provision for income tax expense (benefit)	7,184	(57,292)
Adjusted earnings	$42,570	$132,445
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings decreased $89.9 million.
Key unfavorable impacts were:

•	higher amortization of DAC and VOBA due to:

◦	the impact from a favorable change in the annual actuarial review in the prior period; and

◦	unfavorable equity market performance in the current period compared to the prior period;

•	lower fee income due to:

◦	lower retained fees related to the recapture and novation of ceded reinsurance agreements covering certain variable annuity contracts in the prior period; and

◦	the unfavorable impact from a benefit recognized in the prior period from the recapture of yearly renewable term reinsurance in our life business;

•	higher costs from insurance-related activities due to:

◦	unfavorable change in the fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts; and

◦	a benefit recognized in the prior period from a change in the amortization period for deferred sales inducements in connection with the annual actuarial review; partially offset by

◦	lower net costs of reinsurance in our life business from the recapture of reinsurance agreements in the prior period.
The decrease in adjusted earnings was partially offset by higher net investment spread reflecting a higher net invested asset base due to the Portfolio Realignment.
The provision for income tax in the current period led to an effective tax rate of 14%. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the prior period, we also recognized a tax benefit of $77.3 million due to the enactment of the Tax Act. This adjustment resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been presented.
Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
Off-Balance Sheet Arrangements
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We had no non-cash collateral derivatives at both December 31, 2018 and 2017. See Note 7 of the Notes to the Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 12 of the Notes to the Financial Statements.
Other
Additionally, we enter into mortgage loan commitments for the purpose of enhancing the total return on our investment portfolio. See Note 6 of the Notes to the Financial Statements for information on the investment income, investment expense, gains and losses from such investments, as well as for information on our investments in mortgage loans.
Other than the commitments disclosed in Note 12 of the Notes to the Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “— Summary of Critical Accounting Estimates.”
Due to the nature of the underlying risks and the uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

We periodically review the assumptions supporting our estimates of actuarial liabilities for future policy benefits. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such an increase could adversely affect our earnings and have a material adverse effect on our business, results of operations and financial condition.
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.
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
New York Insurance Law and regulations require us to submit to the NYDFS, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors.
Liquidity and Capital Management
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
We maintain a substantial short-term liquidity position, which was $96.5 million and $80.8 million at December 31, 2018 and 2017, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $2.0 billion and $1.9 billion at December 31, 2018 and 2017. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
Rating Agencies
The following financial strength ratings represent each rating agency’s current opinion of our ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in our securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________
NR = Not rated
(1) Negative outlook.
Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
Rating agencies may continue to review and adjust our ratings. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.
Sources and Uses of Liquidity and Capital
Cash Flows from Operating Activities
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and net investment income. The principal cash outflows are the result of various annuity and life insurance products, operating expenses and income tax, as well as interest expense when applicable. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.
Cash Flows from Investing Activities
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. We typically can have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our Asset Liability Management (“ALM”) discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Cash Flows from Financing Activities
The principal cash flows from our financing activities come from deposits and withdrawal of funds associated with policyholder account balances and changes in collateral related to derivative activities, as well as occasional capital contributions from our parent, Brighthouse Life Insurance Company. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2018 and 2017, general account surrenders and withdrawals from our annuity products totaled $102.9 million and $68.3 million.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2018 and 2017, we had pledged no cash collateral. At December 31, 2018 and 2017, we were obligated to return cash collateral pledged to us by counterparties of $23.6 million and $5.4 million, respectively. See Note 7 of the Notes to the Financial Statements for additional information about pledged collateral.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a company-wide basis. BHF has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Treasury Department is responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to the following:
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Treasury Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings and through the use of derivatives such as equity options. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Treasury Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.

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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2018. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $728 million of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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

The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In thousands)
Financial assets with interest rate risk
Fixed maturity securities		$2,433,633	$(175,850)
Mortgage loans		$447,510	(23,298)
Premiums, reinsurance and other receivables		$17,826	(489)
Embedded derivatives within asset host contracts (2)		$298,112	(91,402)
Increase (decrease) in fair value of assets			(291,039)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$949,916	18,244
Embedded derivatives within liability host contracts (2)		$(13,194)	29,478
(Increase) decrease in fair value of liabilities			47,722

Derivative instruments with interest rate risk
Interest rate contracts	$800,000	$9,284	9,198
Equity contracts	$2,154,321	$10,293	10,629
Foreign currency contracts	$110,837	$8,713	(998)
Increase (decrease) in fair value of derivative instruments			18,829
Net change			$(224,488)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes $728 million of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
In the following paragraph, to conform with the same sensitivities applied as of December 31, 2018, the sensitivities to changes in interest rates presented as of December 31, 2017 have been recast to reflect the impact of a 100 basis point change in interest rates.
Sensitivity to rising interest rates decreased by $15 million, or 6%, to $224 million at December 31, 2018 from $239 million at December 31, 2017.
Sensitivity to a 10% rise in equity prices decreased by $13 million, or 43%, to $17 million as of December 31, 2018 from $30 million at December 31, 2017.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Brighthouse Life Insurance Company of NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index to Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 6, 2019

We have served as the Company’s auditor since 2000.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Balance Sheets
December 31, 2018 and 2017
(In thousands, except share and per share data)

	2018	2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,469,801 and $2,165,134, respectively)	$2,433,633	$2,221,563
Mortgage loans (net of valuation allowances of $1,937 and $1,747, respectively)	448,105	394,863
Other invested assets, principally at estimated fair value	35,815	3,784
Total investments	2,917,553	2,620,210
Cash and cash equivalents	120,130	86,154
Accrued investment income	20,605	18,323
Premiums, reinsurance and other receivables	580,480	572,609
Deferred policy acquisition costs and value of business acquired	185,586	131,059
Other assets	37,348	36,317
Separate account assets	4,268,423	5,021,633
Total assets	$8,130,125	$8,486,305
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$718,599	$674,046
Policyholder account balances	1,692,498	1,343,330
Other policy-related balances	9,288	12,733
Payables for collateral under derivative transactions	23,581	5,384
Current income tax payable	1,755	2,064
Deferred income tax liability	107,853	112,498
Other liabilities	471,490	471,130
Separate account liabilities	4,268,423	5,021,633
Total liabilities	7,293,487	7,642,818
Contingencies, Commitments and Guarantees (Note 12)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	415,931	415,931
Retained earnings (deficit)	433,778	395,928
Accumulated other comprehensive income (loss)	(15,071)	29,628
Total stockholder's equity	836,638	843,487
Total liabilities and stockholder's equity	$8,130,125	$8,486,305
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Revenues
Premiums	$37,028	$26,268	$50,739
Universal life and investment-type product policy fees	101,890	103,736	103,000
Net investment income	99,791	86,327	57,780
Other revenues	(58,180)	(46,266)	29,192
Net investment gains (losses)	(7,194)	(1,178)	(3,737)
Net derivative gains (losses)	(18,286)	(157,222)	67,726
Total revenues	155,049	11,665	304,700
Expenses
Policyholder benefits and claims	7,488	(4,774)	51,980
Interest credited to policyholder account balances	37,852	39,423	39,914
Amortization of deferred policy acquisition costs and value of business acquired	732	(39,997)	23,217
Other expenses	66,050	65,953	57,027
Total expenses	112,122	60,605	172,138
Income (loss) before provision for income tax	42,927	(48,940)	132,562
Provision for income tax expense (benefit)	5,077	(100,725)	42,152
Net income (loss)	$37,850	$51,785	$90,410
See accompanying notes to the financial statements

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income (loss)	$37,850	$51,785	$90,410
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(61,899)	34,971	(3,066)
Unrealized gains (losses) on derivatives	5,320	(4,248)	1,529
Other comprehensive income (loss), before income tax	(56,579)	30,723	(1,537)
Income tax (expense) benefit related to items of other comprehensive income (loss)	11,880	(5,502)	538
Other comprehensive income (loss), net of income tax	(44,699)	25,221	(999)
Comprehensive income (loss)	$(6,849)	$77,006	$89,411
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$2,000	$340,931	$258,985	$5,406	$607,322
Net income (loss)			90,410		90,410
Other comprehensive income (loss), net of income tax				(999)	(999)
Balance at December 31, 2016	2,000	340,931	349,395	4,407	696,733
Capital contribution		75,000			75,000
Net income (loss)			51,785		51,785
Effect of change in accounting principle (Note 1)			(5,252)	5,252	—
Other comprehensive income (loss), net of income tax				19,969	19,969
Balance at December 31, 2017	2,000	415,931	395,928	29,628	843,487
Net income (loss)			37,850		37,850
Other comprehensive income (loss), net of income tax				(44,699)	(44,699)
Balance at December 31, 2018	$2,000	$415,931	$433,778	$(15,071)	$836,638
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$37,850	$51,785	$90,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	1,184	1,826	3,534
Amortization of premiums and accretion of discounts associated with investments, net	2,385	4,390	(828)
(Gains) losses on investments, net	7,194	1,178	3,737
(Gains) losses on derivatives, net	40,876	56,628	(44,031)
Interest credited to policyholder account balances	37,852	39,423	39,914
Universal life and investment-type product policy fees	(101,890)	(103,736)	(103,000)
Change in accrued investment income	(2,253)	(1,686)	(404)
Change in premiums, reinsurance and other receivables	(14,944)	(290,764)	433,724
Change in deferred policy acquisition costs and value of business acquired, net	(29,127)	(57,086)	18,241
Change in income tax	6,927	(58,293)	44,325
Change in other assets	95,749	102,321	103,403
Change in future policy benefits and other policy-related balances	41,219	52,287	77,708
Change in other liabilities	(14,697)	354,777	(334,195)
Net cash provided by (used in) operating activities	108,325	153,050	332,538
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	407,338	548,721	140,236
Mortgage loans	7,882	42,363	42,446
Purchases of:
Fixed maturity securities	(702,700)	(845,133)	(379,993)
Mortgage loans	(62,891)	(30,679)	(44,325)
Cash received in connection with freestanding derivatives	6,499	729	54
Cash paid in connection with freestanding derivatives	(59,019)	(118)	(25)
Net change in short-term investments	(3)	(12)	18,487
Net change in other invested assets	(10,866)	(6)	2
Other, net	—	—	183
Net cash provided by (used in) investing activities	(413,760)	(284,135)	(222,935)
Cash flows from financing activities
Policyholder account balances:
Deposits	469,810	253,911	50,745
Withdrawals	(148,596)	(126,697)	(156,717)
Net change in payables for collateral under derivative transactions	18,197	(3,558)	5,642
Capital contribution	—	75,000	—
Net cash provided by (used in) financing activities	339,411	198,656	(100,330)
Change in cash, cash equivalents and restricted cash	33,976	67,571	9,273
Cash, cash equivalents and restricted cash, beginning of year	86,154	18,583	9,310
Cash, cash equivalents and restricted cash, end of year	$120,130	$86,154	$18,583
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$(1,683)	$(42,132)	$(1,314)
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$—	$552,113
Transfer of mortgage loans from former affiliates	$—	$—	$266,557
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BHNY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company, which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF,” together with its subsidiaries and affiliates, “Brighthouse Financial”). The Company markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is licensed to transact business in the state of New York.
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”.) Until the completion of the Separation on August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. MetLife, Inc. undertook several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) to include the Company and certain affiliates in the separated business. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and the Company to Brighthouse Life Insurance. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC, an intermediate holding company, to BHF, resulting in the Company becoming an indirect wholly-owned subsidiary of BHF. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 80.8% of MetLife, Inc.’s interest in BHF, to holders of MetLife, Inc. common stock.
On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience, and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, policy renewal, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For traditional long duration insurance contracts (term, whole-life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and the measurement of profitability. In applying the profitability criteria, groupings are limited by segment.
In certain cases, the liability for an insurance product may be sufficient in the aggregate, but the pattern of future earnings may result in profits followed by losses. In these situations, the Company may establish an additional liability to offset the losses that are expected to be recognized in later years.
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. These costs mainly consist of commissions, and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force as of the acquisition date. The estimated fair value of the acquired contracts is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors.
The Company amortizes DAC and VOBA related to term life insurance, non-participating whole-life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.
The Company amortizes DAC and VOBA on deferred annuities, universal life and variable life insurance contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, and expenses to administer the business. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.
Assumptions for DAC and VOBA are reviewed at least annually, and if they change significantly, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to net income. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits.
The Company updates expected future gross profits to reflect the actual gross profits for each period, including changes to its nonperformance risk related to embedded derivatives and the actual amount of business remaining in-force. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the actual gross profits are below the previously expected future gross profits.
DAC and VOBA balances on deferred annuities, universal and variable life insurance contracts are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC and VOBA balances related to unrealized gains and losses are recorded to other comprehensive income (loss) (“OCI”).
DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. The Company’s practice of determining changes in separate account returns assumes that long-term appreciation in equity markets is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If a modification is considered to have substantially changed the contract, the associated DAC or VOBA is written off immediately as net income and any new acquisition costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

See Note 4 for additional information on DAC and VOBA.
The Company also has deferred sales inducements (“DSI”) and value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI and VODA to determine whether the assets are impaired.
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated and related-party reinsurers. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, the difference, if any, between the amounts paid, and the liabilities ceded related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts.
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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records a funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld.
The Company cedes the risk associated with the variable annuities with guaranteed minimum benefits to Brighthouse Life Insurance Company. Certain features of the ceded guarantees are accounted for as an embedded derivative and measured at fair value.
Index-linked annuities
The Company issues index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the account value is accreted up to the initial deposit over the estimated life of the contract.

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
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis
The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age. See Note 6 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

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
Embedded Derivatives
The Company sells variable and indexed-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.
See “— Variable Annuity Guarantees”, “Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets in separate accounts supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset within the same line on the statements of operations.
Separate accounts that do not pass all investment performance to the contract holder, including those underlying certain index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues in the statement of operations.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 - Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including the jurisdiction in which the deferred tax asset was generated, the length of time that carryforward can be utilized in the various taxing jurisdictions, future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, taxable income in prior carryback years, tax planning strategies and the nature, frequency, and amount of cumulative financial reporting income and losses in recent years.
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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“the Tax Act”) into law. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
In December 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. The Company completed its accounting for the tax effects of the Tax Act as of December 31, 2018.
The corporate rate reduction also left certain tax effects, which were originally recorded using the previous corporate rate, stranded in accumulated other comprehensive income (“AOCI”). The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted statutory tax rate and the newly enacted rate as applied on an aggregate basis. See Note 11 for more information.
Litigation Contingencies
The Company is a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact, on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Except as noted below, the ASUs adopted by the Company during 2018 did not have a material impact on its financial statements. ASUs adopted as of December 31, 2018 are summarized in the table below.

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
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 10.
ASUs issued but not yet adopted as of December 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments to Topic 350 require the capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The requirements align with the existing requirements to capitalize implementation costs incurred to develop or obtain internal-use software.
		January 1, 2020 using the prospective method or retrospective method (with early adoption permitted)	The Company is currently evaluating the impact of this guidance on its financial statements.
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

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and DAC amortization changes. Early adoption is permitted
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements. The Company expects the most significant impacts to be earlier recognition of impairments on mortgage loan investments.

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
Life
The Life segment consists of insurance products and services, including term, whole and universal life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
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
The tax impact of the adjustments mentioned above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2018, 2017 and 2016 and at December 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
The Portfolio Realignment had no effect on the Company’s net income (loss) or adjusted earnings, but it did impact segment results for the year ended December 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the year ended December 31, 2018 increased between $8 million and $20 million as a result of the change. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$26,332	$25,235	$(1,813)	$49,754
Provision for income tax expense (benefit)	3,389	5,305	(1,510)	7,184
Adjusted earnings	$22,943	$19,930	$(303)	42,570
Adjustments for:
Net investment gains (losses)				(7,194)
Net derivative gains (losses)				(18,286)
Other adjustments to net income				18,653
Provision for income tax (expense) benefit				2,107
Net income (loss)				$37,850

Interest revenue	$63,645	$34,746	$1,774

Balance at December 31, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$7,034,394	$1,083,641	$12,090	$8,130,125
Separate account assets	$4,268,423	$—	$—	$4,268,423
Separate account liabilities	$4,268,423	$—	$—	$4,268,423

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$65,637	$2,692	$6,824	$75,153
Provision for income tax expense (benefit)	16,104	1,533	(74,929)	(57,292)
Adjusted earnings	$49,533	$1,159	$81,753	132,445
Adjustments for:
Net investment gains (losses)				(1,178)
Net derivative gains (losses)				(157,222)
Other adjustments to net income				34,307
Provision for income tax (expense) benefit				43,433
Net income (loss)				$51,785

Interest revenue	$57,142	$19,078	$10,433

Balance at December 31, 2017	Annuities	Life	Corporate & Other	Total
	(In thousands)
Total assets	$7,219,139	$662,546	$604,620	$8,486,305
Separate account assets	$5,021,633	$—	$—	$5,021,633
Separate account liabilities	$5,021,633	$—	$—	$5,021,633

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$52,855	40,561	$9,665	$103,081
Provision for income tax expense (benefit)	14,623	14,197	3,014	31,834
Adjusted earnings	$38,232	$26,364	$6,651	71,247
Adjustments for:
Net investment gains (losses)				(3,737)
Net derivative gains (losses)				67,726
Other adjustments to net income				(34,508)
Provision for income tax (expense) benefit				(10,318)
Net income (loss)				$90,410

Interest revenue	$27,747	$17,108	$13,204

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Annuities	$102,835	$106,762	$125,308
Life	59,863	36,646	86,089
Corporate & Other	4,369	12,789	15,135
Adjustments	(12,018)	(144,532)	78,168
Total	$155,049	$11,665	$304,700
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Annuity products	$53,025	$63,813	$112,018
Life insurance products	27,713	19,925	70,913
Total	$80,738	$83,738	$182,931
All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In thousands)
Annuities	$2,050,867	$1,675,039
Life	359,798	346,084
Corporate & Other	9,720	8,986
Total	$2,420,385	$2,030,109
See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole-life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 5%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 3% to 6%.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Policyholder account balances liabilities for deferred annuities and universal life insurance have interest credited rates ranging from 1% to 7%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
The assumptions for GMDBs and GMIBs included in future policyholder benefits include projected separate account rates of return, general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. GMIBs also include an assumption for the percentage of the potential annuitizations that may be elected by the contract holder, while GMWBs include assumptions for withdrawals.
See Note 1 for more information on GMDBs and GMIBs accounted for as insurance liabilities.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts was as follows:

	Variable Annuity Contracts
	GMDBs	GMIBs	Total
	(In thousands)
Direct
Balance at January 1, 2016	$8,089	$116,730	$124,819
Incurred guaranteed benefits	2,272	32,338	34,610
Paid guaranteed benefits	(560)	1	(559)
Balance at December 31, 2016	9,801	149,069	158,870
Incurred guaranteed benefits	2,675	22,559	25,234
Paid guaranteed benefits	(11)	—	(11)
Balance at December 31, 2017	12,465	171,628	184,093
Incurred guaranteed benefits	317	26,356	26,673
Paid guaranteed benefits	(74)	—	(74)
Balance at December 31, 2018	$12,708	$197,984	$210,692
Ceded
Balance at January 1, 2016	$8,578	$39,920	$48,498
Incurred guaranteed benefits	2,215	11,570	13,785
Paid guaranteed benefits	(560)	—	(560)
Balance at December 31, 2016	10,233	51,490	61,723
Incurred guaranteed benefits	2,547	9,386	11,933
Paid guaranteed benefits	(11)	—	(11)
Balance at December 31, 2017	12,769	60,876	73,645
Incurred guaranteed benefits	(359)	10,813	10,454
Paid guaranteed benefits	(74)	—	(74)
Balance at December 31, 2018	$12,336	$71,689	$84,025
Net
Balance at January 1, 2016	$(489)	$76,810	$76,321
Incurred guaranteed benefits	57	20,768	20,825
Paid guaranteed benefits	—	1	1
Balance at December 31, 2016	(432)	97,579	97,147
Incurred guaranteed benefits	128	13,173	13,301
Paid guaranteed benefits	—	—	—
Balance at December 31, 2017	(304)	110,752	110,448
Incurred guaranteed benefits	676	15,543	16,219
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	$372	$126,295	$126,667

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2018				2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,274,326		$3,483,668		$5,026,927		$4,149,482
Separate account value	$4,266,520		$3,482,829		$5,020,107		$4,149,482
Net amount at risk	$193,102	(4)	$274,632	(5)	$5,262	(4)	$166,788	(5)
Average attained age of contract holders	67 years		67 years		66 years		66 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 for a discussion of guaranteed minimum benefits which have been reinsured.

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

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2018	2017
	(In thousands)
Fund Groupings:
Balanced	$2,768,739	$3,099,888
Equity	1,013,778	1,513,408
Bond	485,906	359,929
Money Market	—	48,408
Total	$4,268,423	$5,021,633

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
DAC:
Balance at January 1,	$130,967	$85,032	$107,474
Capitalizations	29,860	17,089	4,976
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	25,226	50,228	(12,163)
Other expenses	(25,928)	(10,182)	(11,155)
Total amortization	(702)	40,046	(23,318)
Unrealized investment gains (losses)	25,399	(11,200)	(4,100)
Balance at December 31,	185,524	130,967	85,032
VOBA:
Balance at January 1,	92	141	40
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(26)	—	—
Other expenses	(4)	(49)	101
Total amortization	(30)	(49)	101
Balance at December 31,	62	92	141
Total DAC and VOBA:
Balance at December 31,	$185,586	$131,059	$85,173

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In thousands)
Annuities	$163,301	$107,760
Life	22,098	23,101
Corporate & Other	187	198
Total	$185,586	$131,059

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
DSI:
Balance at January 1,	$26,923	$29,647	$37,114
Capitalization	128	155	350
Amortization	(2,844)	(479)	(7,017)
Unrealized investment gains (losses)	5,300	(2,400)	(800)
Balance at December 31,	$29,507	$26,923	$29,647
VODA:
Balance at January 1,	$8,579	$9,862	$11,222
Amortization	(1,184)	(1,283)	(1,360)
Balance at December 31,	$7,395	$8,579	$9,862
Accumulated amortization	$12,119	$10,935	$9,652
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In thousands)
2019	$62	$1,073
2020	$—	$956
2021	$—	$841
2022	$—	$730
2023	$—	$633
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
Annuities
For annuities, the Company currently reinsures to its parent Brighthouse Life Insurance Company and formerly reinsured to MLIC, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with variable annuities. Under the benefit guarantees reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2018 and 2017, were not significant.
The Company has secured certain reinsurance recoverable balances with irrevocable letters of credit. The Company had $26.4 million and $17.0 million of unsecured reinsurance recoverable balances with third-parties at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had $26.5 million of net ceded reinsurance recoverables with third-parties. Of this total, $23.5 million, or 89%, were with the Company’s five largest ceded reinsurers, all of which were unsecured. At December 31, 2017, the Company had $17.1 million of net ceded reinsurance recoverables with third-parties. Of this total, $15.0 million, or 88%, were with the Company’s five largest ceded reinsurers, all of which were unsecured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Premiums
Direct premiums	$90,979	$93,196	$109,733
Reinsurance ceded	(53,951)	(66,928)	(58,994)
Net premiums	$37,028	$26,268	$50,739
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$105,848	$107,605	$106,830
Reinsurance ceded	(3,958)	(3,869)	(3,830)
Net universal life and investment-type product policy fees	$101,890	$103,736	$103,000
Other revenues
Direct other revenues	$13,450	$13,016	$12,494
Reinsurance ceded	(71,630)	(59,282)	16,698
Net other revenues	$(58,180)	$(46,266)	$29,192
Policyholder benefits and claims
Direct policyholder benefits and claims	$98,166	$105,551	$128,420
Reinsurance ceded	(90,678)	(110,325)	(76,440)
Net policyholder benefits and claims	$7,488	$(4,774)	$51,980
The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2018			2017
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$17,613	$562,867	$580,480	$20,852	$551,757	$572,609

Liabilities
Other policy-related balances	$9,288	$—	$9,288	$12,733	$—	$12,733
Other liabilities	$39,997	$431,493	$471,490	$21,643	$449,487	$471,130
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $17.7 million and $19.6 million at December 31, 2018 and 2017. There were no deposit liabilities on reinsurance at both December 31, 2018 and 2017.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and certain MetLife, Inc. subsidiaries, including MLIC and MetLife Reinsurance Company of Vermont (“MRV”), all of which were related parties until the completion of the MetLife Divestiture.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Information regarding the significant effects of related party reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Premiums
Reinsurance ceded	$(37,227)	$(51,944)	$(44,259)
Universal life and investment-type product policy fees
Reinsurance ceded	$(3,676)	$(3,680)	$(3,645)
Other revenues
Reinsurance ceded	$(71,706)	$(59,272)	$16,701
Policyholder benefits and claims
Reinsurance ceded	$(89,445)	$(99,990)	$(71,948)
Information regarding the significant effects of ceded related party reinsurance included on the balance sheets was as follows at:

	December 31,
	2018	2017
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$534,487	$533,388
Liabilities
Other liabilities	$429,656	$448,210
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $298.1 million and $307.7 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($11.5) million, ($73.6) million and $24.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company previously ceded 100% of certain variable annuities including guaranteed minimum benefit on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $129.8 million. The Company recognized a loss of $84.4 million, net of income tax, as a result of these transactions. Certain contractual features of this agreement qualify as embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were $0, ($125.1) million and $46.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts and irrevocable letters of credit. The Company had $0 and $92.6 million of unsecured related party reinsurance recoverable balances at December 31, 2018 and 2017, respectively.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $4.1 million and $19.6 million at December 31, 2018 and 2017, respectively. There were no deposit liabilities on related party reinsurance at both December 31, 2018 and 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$890,676	$5,402	$23,034	$—	$873,044	$770,385	$29,246	$2,007	$—	$797,624
U.S. government and agency	511,255	9,961	13,697	—	507,519	535,757	17,023	5,717	—	547,063
Foreign corporate	368,149	1,473	17,258	—	352,364	304,650	8,168	3,704	—	309,114
CMBS	325,491	1,481	4,121	—	322,851	197,931	3,533	1,043	—	200,421
RMBS	200,827	4,643	2,882	—	202,588	217,857	5,626	1,703	—	221,780
ABS	79,806	158	1,133	—	78,831	58,665	305	98	—	58,872
State and political subdivision	66,131	4,777	1,083	—	69,825	64,056	6,596	366	—	70,286
Foreign government	27,466	140	995	—	26,611	15,833	597	27	—	16,403
Total fixed maturity securities	$2,469,801	$28,035	$64,203	$—	$2,433,633	$2,165,134	$71,094	$14,665	$—	$2,221,563
__________________

(1)	Redeemable preferred stock is reported within foreign corporate fixed maturity securities. Included within fixed maturity securities are Structured Securities.
The Company did not hold non-income producing fixed maturity securities at both December 31, 2018 and 2017.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$58,861	$340,282	$863,117	$601,417	$606,124	$2,469,801
Estimated fair value	$59,323	$335,699	$840,602	$593,739	$604,270	$2,433,633
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

	December 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities
U.S. corporate	$483,424	$15,849	$131,812	$7,185	$118,514	$898	$46,372	$1,109
U.S. government and agency	102,447	1,925	296,265	11,772	248,434	2,895	107,253	2,822
Foreign corporate	194,924	10,156	72,803	7,102	88,724	1,540	29,552	2,164
CMBS	119,412	1,909	44,775	2,212	18,430	176	27,958	867
RMBS	57,510	1,746	28,573	1,136	24,060	162	38,454	1,541
ABS	51,028	985	11,699	148	7,361	23	8,076	75
State and political subdivision	18,260	744	13,999	339	9,232	110	8,111	256
Foreign government	7,435	716	6,782	279	4,484	27	—	—
Total fixed maturity securities	$1,034,440	$34,030	$606,708	$30,173	$519,239	$5,831	$265,776	$8,834
Total number of securities in an unrealized loss position	364		146		131		58
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
For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2018.
Gross unrealized losses on fixed maturity securities increased $49.5 million during the year ended December 31, 2018 to $64.2 million. The increase in gross unrealized losses for the year ended December 31, 2018, was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At December 31, 2018, $1.0 million of the total $64.2 million of gross unrealized losses was from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans:
Commercial	$310,681	69.3%	$276,626	70.0%
Agricultural	139,361	31.1	119,984	30.4
Subtotal	450,042	100.4	396,610	100.4
Valuation allowances (1)	(1,937)	(0.4)	(1,747)	(0.4)
Total mortgage loans, net	$448,105	100.0%	$394,863	100.0%
______________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in thousands)
December 31, 2018
Loan-to-value ratios:
Less than 65%	$273,681	$5,000	$13,447	$292,128	94.0%
65% to 75%	14,257	—	—	14,257	4.6
76% to 80%	4,296	—	—	4,296	1.4
Total	$292,234	$5,000	$13,447	$310,681	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$243,217	$17,425	$—	$260,642	94.2%
65% to 75%	12,957	—	—	12,957	4.7
76% to 80%	3,027	—	—	3,027	1.1
Total	$259,201	$17,425	$—	$276,626	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$133,884	96.1%	$119,077	99.2%
65% to 75%	5,477	3.9	907	0.8
Total	$139,361	100.0%	$119,984	100.0%
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2018 and 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans – 60 days and agricultural mortgage loans – 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at both December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $89.9 million and $60.7 million at December 31, 2018 and 2017, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Fixed maturity securities	$(36,166)	$56,432	$7,862
Derivatives	5,791	471	4,718
Subtotal	(30,375)	56,903	12,580
Amounts allocated from:
DAC and DSI	11,299	(19,400)	(5,800)
Deferred income tax benefit (expense)	4,005	(7,875)	(2,373)
Net unrealized investment gains (losses)	$(15,071)	$29,628	$4,407
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1,	$29,628	$4,407	$5,406
Unrealized investment gains (losses) during the year	(87,278)	44,323	3,363
Unrealized investment gains (losses) relating to:
DAC and DSI	30,699	(13,600)	(4,900)
Deferred income tax benefit (expense)	11,880	(5,502)	538
Balance at December 31,	$(15,071)	$29,628	$4,407
Change in net unrealized investment gains (losses)	$(44,699)	$25,221	$(999)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2018 and 2017.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2018	2017
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,482	$1,549
Invested assets pledged as collateral (1)	158	707
Total invested assets on deposit and pledged as collateral	$1,640	$2,256
__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 7).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at December 31, 2018 or 2017.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, which include RMBS, ABS and CMBS, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the service, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.

	December 31,
	2018		2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In thousands)
Fixed maturity securities	$409,699	$409,699	$437,800	$437,800
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Investment income:
Fixed maturity securities	$85,966	$71,779	$50,386
Mortgage loans	17,201	16,665	8,734
Cash, cash equivalents and short-term investments	1,309	261	102
Other	824	778	516
Subtotal	105,300	89,483	59,738
Less: Investment expenses	5,509	3,156	1,958
Net investment income	$99,791	$86,327	$57,780
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total gains (losses) on fixed maturity securities:
OTTI losses on fixed maturity securities recognized in earnings	$—	$—	$(870)
Fixed maturity securities — net gains (losses) on sales and disposals	(5,407)	(1,749)	(1,884)
Total gains (losses) on fixed maturity securities	(5,407)	(1,749)	(2,754)
Equity securities — Mark to market and net gains (losses) on sales and disposals	—	—	6
Mortgage loans	(234)	(42)	(1,129)
Other	(1,553)	613	140
Total net investment gains (losses)	$(7,194)	$(1,178)	$(3,737)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($9) thousand, $467 thousand and ($54) thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2018	2017	2016
	Fixed Maturity Securities
	(In thousands)
Proceeds	$274,002	$462,993	$74,657
Gross investment gains	$1,160	$1,879	$1,006
Gross investment losses	(6,567)	(3,628)	(2,890)
OTTI losses	—	—	(870)
Net investment gains (losses)	$(5,407)	$(1,749)	$(2,754)
Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. During the years ended December 31, 2018 and 2017, the Company did not transfer any invested assets to former affiliates or receive transfers of invested assets from former affiliates. During the year ended December 31, 2016, the Company transferred invested assets to affiliates with an estimate fair value of $1.5 million and amortized cost of $1.4 million. The net investment gains (losses) recognized on these transfers was $64 thousand.
In November 2016, the Company received a transfer of investments and cash and cash equivalents totaling $933.4 million for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, a former affiliate. See Note 5 for additional information related to this transfer.
The Company receives investment administrative services from MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $2.3 million, $2.8 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2018			2017
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$82,704	$5,649	$187	$70,307	$1,571	$1,357
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate caps	Interest rate	800,000	9,284	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	28,133	3,395	144	16,636	2,213	254
Equity index options	Equity market	2,154,321	10,389	96	—	—	—
Total non-designated or nonqualifying derivatives		2,982,454	23,068	240	16,636	2,213	254
Total		$3,065,158	$28,717	$427	$86,943	$3,784	$1,611
The Company recognized net investment income from settlement payments related to qualifying hedges of $896 thousand, $604 thousand and $581 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company recognized net derivative gains (losses) from settlement payments related to nonqualifying hedges of $374 thousand, $326 thousand and $279 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$60	$9	$5,380
Total cash flow hedges	60	9	5,380
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(2,265)	—	—
Foreign currency exchange rate derivatives	1,279	(253)	—
Equity derivatives	(30,755)	—	—
Embedded derivatives	13,265	—	—
Total nonqualifying hedges	(18,476)	(253)	—
Total	$(18,416)	$(244)	$5,380

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$(9)	$—	$(4,257)
Total cash flow hedges	(9)	—	(4,257)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency exchange rate derivatives	(1,609)	373	—
Embedded derivatives	(156,297)	—	—
Total nonqualifying hedges	(157,906)	373	—
Total	$(157,915)	$373	$(4,257)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2016
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$55	$(44)	$1,584
Total cash flow hedges	55	(44)	1,584
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Foreign currency exchange rate derivatives	2,114	(757)	—
Embedded derivatives	66,079	—	—
Total nonqualifying hedges	68,193	(757)	—
Total	$68,248	$(801)	$1,584
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships and ineffective portion of the gains (losses).

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). At both December 31, 2018 and 2017, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges. For the year ended December 31, 2016, $49 thousand was reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
There were no hedged forecasted transactions, other than the receipt of payment of variable interest payments, for both the years ended December 31, 2018 and 2017.
At December 31, 2018 and 2017, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $5.8 million and $471 thousand, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2018		2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$29,006	$411	$3,903	$1,482
Total gross estimated fair value of derivatives (1)	29,006	411	3,903	1,482
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	29,006	411	3,903	1,482
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(365)	(365)	(1,482)	(1,482)
Cash collateral: (3)
OTC-bilateral	(23,197)	—	(2,367)	—
Securities collateral: (4)
OTC-bilateral	(2,212)	(46)	—	—
Net amount after application of master netting agreements and collateral	$3,232	$—	$54	$—
______________

(1)
At December 31, 2018 and 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $289 thousand and $119 thousand, respectively and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($16) thousand and ($129) thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2018 and 2017, the Company received excess cash collateral of $384 thousand and $3.0 million, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2018 and 2017, the Company received excess securities collateral with an estimated fair value of $78 thousand and $0, respectively and provided excess securities collateral with an estimated fair value of $112 thousand and $707 thousand, respectively, for its OTC-bilateral derivatives.

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
At December 31, 2018 and 2017, the Company held OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements with an estimated fair value of $46 thousand and $0, respectively. At December 31, 2018 and 2017, the Company provided collateral with an estimated fair value of $158 thousand and $0, respectively. The Company’s collateral arrangements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
Embedded Derivatives
The Company issues certain insurance products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and fixed annuities with equity-indexed returns.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2018	2017
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$298,112	$307,698

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(18,811)	$(51,130)
Fixed annuities with equity indexed returns	Policyholder account balances	5,617	11,195
Embedded derivatives within liability host contracts		$(13,194)	$(39,935)
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net derivative gains (losses) (1), (2)	$13,265	$(156,297)	$66,079
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $1.9 million, $466 thousand and ($57) thousand for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($56.6) million, ($24.7) million and ($19.0) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Notes to the Financial Statements (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below at:

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$869,498	$3,546	$873,044
U.S. government and agency	389,491	118,028	—	507,519
Foreign corporate	—	342,600	9,764	352,364
CMBS	—	318,120	4,731	322,851
RMBS	—	202,588	—	202,588
ABS	—	78,831	—	78,831
State and political subdivision	—	69,825	—	69,825
Foreign government	—	26,611	—	26,611
Total fixed maturity securities	389,491	2,026,101	18,041	2,433,633
Derivative assets: (1)
Interest rate	—	9,284	—	9,284
Foreign currency exchange rate	—	8,572	472	9,044
Equity market	—	10,389	—	10,389
Total derivative assets	—	28,245	472	28,717
Embedded derivatives within asset host contracts (2)	—	—	298,112	298,112
Separate account assets	—	4,268,423	—	4,268,423
Total assets	$389,491	$6,322,769	$316,625	$7,028,885
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$331	$—	$331
Equity market	—	96	—	96
Total derivative liabilities	—	427	—	427
Embedded derivatives within liability host contracts (2)	—	—	(13,194)	(13,194)
Total liabilities	$—	$427	$(13,194)	$(12,767)

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

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. Valuation service providers perform several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
Valuation service providers also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, valuation service providers will use the last available price.
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2018.
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
Embedded Derivatives
Embedded derivatives principally include certain direct variable annuity guarantees and certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, and equity crediting rates within index-linked annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The Company determines the fair value of these embedded derivatives, by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations of policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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
The Company issues index-linked annuities which allow the policyholder to participate in returns from equity indices. The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
Transfers between Levels
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

					December 31, 2018			December 31, 2017			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:	0.02%	-	11%	0.02%	-	12%	Decrease (1)
			•	Lapse rates:	0.25%	-	16%	0.25%	-	16%	Decrease (2)
			•	Utilization rates	0%	-	25%	0%	-	25%	Increase (3)
			•	Withdrawal rates	0.25%	-	10%	0.25%	-	10%	(4)
			•	Long-term equity volatilities	16.50%	-	22%	17.40%	-	25%	Increase (5)
			•	Nonperformance risk spread	1.91%	-	2.66%	0.64%	-	1.43%	Decrease (6)
______________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. Range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

(2)
Range reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

(3)
The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contracts withdrawal history and by the age of the policyholder.

(4)
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

(5)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(6)
Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The Company does not develop unobservable inputs used in measuring fair value for all other assets and liabilities classified within Level 3; therefore, these are not included in the table above. The other Level 3 assets and liabilities primarily included fixed maturity securities and derivatives. For fixed maturity securities valued based on non-binding broker quotes, an increase (decrease) in credit spreads would result in a higher (lower) fair value. For derivatives valued based on third-party pricing models, an increase (decrease) in credit spreads would generally result in a higher (lower) fair value.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities			Net Embedded Derivatives (2)
	Corporate (1)	Structured Securities	Net Derivatives (8)
	(In thousands)
Balance, January 1, 2017	$72,291	$31,423	$—	$403,037
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	3	415	—	(156,297)
Total realized/unrealized gains (losses) included in AOCI	5,969	1,051	—	—
Purchases (5)	26,542	—	—	—
Sales (5)	(2,320)	(8,398)	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	100,893
Transfers into Level 3 (6)	—	—	—	—
Transfers out of Level 3 (6)	(6,535)	(4,934)	—	—
Balance, December 31, 2017	95,950	19,557	—	347,633
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(216)	(13)	—	13,265
Total realized/unrealized gains (losses) included in AOCI	(368)	(142)	472	—
Purchases (5)	—	—	—	—
Sales (5)	(4,822)	(229)	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(49,592)
Transfers into Level 3 (6)	1,319	—	—	—
Transfers out of Level 3 (6)	(78,553)	(14,442)	—	—
Balance, December 31, 2018	$13,310	$4,731	$472	$311,306
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (7)	$(64)	$249	$—	$71,709
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (7)	$1	$441	$—	$(141,133)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (7)	$12	$(13)	$—	$(20,448)
Gains (Losses) Data for the year ended December 31, 2016:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$64	$249	$—	$66,079
Total realized/unrealized gains (losses) included in AOCI	$(1,769)	$152	$—	$—
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

(8)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$448,105	$—	$—	$447,510	$447,510
Premiums, reinsurance and other receivables	$20,001	$—	$2,314	$15,512	$17,826
Liabilities
Policyholder account balances	$1,056,419	$—	$—	$949,916	$949,916
Other liabilities	$10,399	$—	$10,399	$—	$10,399

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$394,863	$—	$—	$395,894	$395,894
Premiums, reinsurance and other receivables	$20,489	$—	$900	$19,728	$20,628
Liabilities
Policyholder account balances	$1,154,733	$—	$—	$1,140,886	$1,140,886

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

9. Equity
Capital Transactions
In December 2017, the Company received a cash capital contribution of $75 million from Brighthouse Life Insurance Company.
Statutory Equity and Income
The state of domicile of the Company imposes RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), calculated in the manner prescribed by the NAIC to its authorized control level RBC (“ACL RBC”), calculated in the manner prescribed by the NAIC, based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratio for the Company was in excess of 400% for all periods presented.
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
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting of reinsurance agreements with different presentation and valuing investments and deferred tax assets on different bases.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular Letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2018 and 2017 by an amount of $46.7 million and $47.7 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2018	2017	2016
		(In thousands)
Brighthouse Life Insurance Company of NY	New York	$18,778	$22,166	$(87,290)
Statutory capital and surplus were as follows at:

	December 31,
Company	2018	2017
	(In thousands)
Brighthouse Life Insurance Company of NY	$279,206	$294,298
Dividend Restrictions
The Company is able to pay $27.7 million of dividends in 2019 to its parent without insurance regulatory approval from the NYDFS. The Company did not pay any dividends in 2018 or 2017 to its parent.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting the Company, without prior insurance regulatory clearance, to pay stockholder dividends to its parent, in any calendar year based on either of two standards. Under one standard, the Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, the Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, the Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, the Company will be permitted to pay a dividend to its parent, in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance at December 31, 2015	$3,333	$2,073	$5,406
OCI before reclassifications	(5,777)	1,584	(4,193)
Deferred income tax benefit (expense)	2,022	(554)	1,468
AOCI before reclassifications, net of income tax	(422)	3,103	2,681
Amounts reclassified from AOCI	2,711	(55)	2,656
Deferred income tax benefit (expense)	(949)	19	(930)
Amounts reclassified from AOCI, net of income tax	1,762	(36)	1,726
Balance at December 31, 2016	1,340	3,067	4,407
OCI before reclassifications	33,257	(4,257)	29,000
Deferred income tax benefit (expense)	(11,640)	1,490	(10,150)
AOCI before reclassifications, net of income tax	22,957	300	23,257
Amounts reclassified from AOCI	1,714	9	1,723
Deferred income tax benefit (expense) (2)	4,652	(4)	4,648
Amounts reclassified from AOCI, net of income tax	6,366	5	6,371
Balance at December 31, 2017	29,323	305	29,628
OCI before reclassifications	(67,310)	5,380	(61,930)
Deferred income tax benefit (expense)	13,128	(195)	12,933
AOCI before reclassifications, net of income tax	(24,859)	5,490	(19,369)
Amounts reclassified from AOCI	5,411	(60)	5,351
Deferred income tax benefit (expense)	(1,055)	2	(1,053)
Amounts reclassified from AOCI, net of income tax	4,356	(58)	4,298
Balance at December 31, 2018	$(20,503)	$5,432	$(15,071)
______________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.

(2)	Includes the $5.3 million impact of the Tax Act related to unrealized investments gains (losses), net of related offsets. See Note 1 for more information.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statements of Operations Locations
	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(5,410)	$(1,761)	$(2,745)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	47	79	Net investment income
Net unrealized investment gains (losses)	(1)	—	(45)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(5,411)	(1,714)	(2,711)
Income tax (expense) benefit	1,055	(4,652)	949
Net unrealized investment gains (losses), net of income tax	(4,356)	(6,366)	(1,762)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	60	(9)	55	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	60	(9)	55
Income tax (expense) benefit	(2)	4	(19)
Gains (losses) on cash flow hedges, net of income tax	58	(5)	36
Total reclassifications, net of income tax	$(4,298)	$(6,371)	$(1,726)
10. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees were $13.5 million, $13.5 million and $12.5 million for the years ended December 31, 2018, 2017 and 2016 respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Compensation	$13,449	$13,508	$8,535
Contracted services and other labor costs	8,999	5,210	2,011
Transition services agreements	10,976	11,843	—
Establishment costs	5,094	—	—
Premium and other taxes, licenses and fees	3,081	3,795	2,590
Separate account fees	—	11	(46)
Volume related costs, excluding compensation, net of DAC capitalization	18,723	22,677	23,484
Other	5,728	8,909	20,453
Total other expenses	$66,050	$65,953	$57,027
Capitalization of DAC
See Note 4 for information on the capitalization of DAC.
Related Party Expenses
See Note 13 for a discussion of related party expenses included in the table above.
11. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$(2,171)	$17,352	$(57,108)
Foreign	12	17	—
Subtotal	(2,159)	17,369	(57,108)
Deferred:
Federal	7,236	(118,094)	99,260
Provision for income tax expense (benefit)	$5,077	$(100,725)	$42,152

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Tax provision at statutory rate	$9,010	$(17,129)	$46,397
Tax effect of:
Rate revaluation due to tax reform (1)	—	(77,308)	—
Dividend received deduction	(1,689)	(5,159)	(4,732)
Prior year tax	(1,062)	(493)	1,282
Tax credits	(953)	(636)	(797)
Other, net	(229)	—	2
Provision for income tax expense (benefit)	$5,077	$(100,725)	$42,152
Effective tax rate	12%	206%	32%
__________________

(1)
For the year ended December 31, 2017, the Company recognized a $77.3 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act discussed in Note 1.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2018	2017
	(In thousands)
Deferred income tax assets:
Tax credit carryforwards	$2,068	$3,463
Net operating loss carryforwards	2,552	3,661
Net unrealized investment losses	4,006	—
Investments, including derivatives	3,015	—
Other	33	2,973
Total deferred income tax assets	11,674	10,097
Deferred income tax liabilities:
Investments, including derivatives	—	958
Policyholder liabilities and receivables	93,702	94,717
Intangibles	1,141	1,384
Net unrealized investment gains	—	7,875
DAC	24,684	17,661
Total deferred income tax liabilities	119,527	122,595
Net deferred income tax asset (liability)	$(107,853)	$(112,498)
At December 31, 2018, the Company had net operating loss carryforwards of approximately $12.2 million and the Company had recorded a related deferred tax asset of $2.6 million which expires in year 2032.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

The following table sets forth the foreign tax credits available for carryforward for tax purposes at December 31, 2018.

Foreign Tax Credits Carryforwards
(In thousands)
Expiration
2019-2023	$1,000
2024-2028	1,068
2029-2033	—
2034-2038	—
Indefinite	—
$2,068
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1,	$976	$1,204	$983
Additions for tax positions of prior years	—	49	300
Reductions for tax positions of prior years	(27)	(62)	(23)
Additions for tax positions of current year	—	169	300
Reductions for tax positions of current year	—	(318)	—
Settlements with tax authorities	—	(66)	(356)
Balance at December 31,	$949	$976	$1,204
Unrecognized tax benefits that, if recognized would impact the effective rate	$949	$976	$1,130
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2018, 2017 and 2016.
The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate. The Tax Act has changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends.
The Company is under continuous examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2007. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2007 and forward is not expected to have a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

Tax Sharing Agreements
For the periods prior to the Separation, the Company was included in a consolidated federal life and non-life income tax return in accordance with the provisions of the Tax Code. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including the Company and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The nonlife subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $55.6 million to the Company under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $958 thousand related to this agreement. In November 2018, MetLife paid $1.7 million to the Company under the Tax Separation Agreement. At December 31, 2018, the current income tax payable included a $3.2 million payable to MetLife related to this agreement.
12. Contingencies, Commitments and Guarantees
Contingencies
Litigation
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $7.6 million and $355 thousand at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $11.4 million and $11.6 million at December 31, 2018 and 2017, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both December 31, 2018 and 2017.
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
The Company has related party reinsurance and investment transactions, see Notes 5 and 6 for information on these material related party transactions. Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with the Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture that were considered related party expenses, were $43.9 million, $38.0 million and $19.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, was $12.4 million, $12.7 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of $622 thousand and $8.6 million at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
13. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $2.8 million for the year ended December 31, 2018. The Company would have incurred no additional expenses under this arrangement in 2017.
Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing the Company’s existing and future registered annuity and life products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s registered annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received from affiliates related to these transactions and recorded in other revenues was $12.3 million, $12.4 million and $10.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Commission expenses incurred from affiliates related to these transactions and recorded in other expenses was $57.9 million, $39.3 million and $32.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also had related party fee income receivables of $951 thousand and $1.1 million at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Summary of Investments
Other Than Investments in Related Parties
December 31, 2018
(In thousands)

Types of Investments	Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$511,255	$507,519	$507,519
Public utilities	58,693	57,947	57,947
State and political subdivision securities	66,131	69,825	69,825
Foreign government securities	27,466	26,611	26,611
All other corporate bonds	1,199,535	1,166,941	1,166,941
Total bonds	1,863,080	1,828,843	1,828,843
Mortgage-backed and asset-backed securities	606,124	604,270	604,270
Redeemable preferred stock	597	520	520
Total fixed maturity securities	2,469,801	2,433,633	2,433,633
Mortgage loans	448,105		448,105
Other invested assets	35,815		35,815
Total investments	$2,953,721		$2,917,553
______________

(1)
Amortized cost for fixed maturity securities represents original cost reduced by impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2018 and 2017
(In thousands)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2018
Annuities	$163,301	$376,854	$1,674,013	$—	$2,227
Life	22,098	341,313	18,485	1,070	—
Corporate & Other	187	9,720	—	16	—
Total	$185,586	$727,887	$1,692,498	$1,086	$2,227
2017
Annuities	$107,760	$350,512	$1,324,527	$—	$2,347
Life	23,101	327,281	18,803	1,033	—
Corporate & Other	198	8,986	—	17	—
Total	$131,059	$686,779	$1,343,330	$1,050	$2,347
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information (continued)
December 31, 2018, 2017 and 2016
(In thousands)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2018
Annuities	$111,285	$63,427	$27,311	$(1,661)	$45,662
Life	25,040	34,594	16,726	2,383	15,519
Corporate & Other	2,593	1,770	1,303	10	4,869
Total	$138,918	$99,791	$45,340	$732	$66,050
2017
Annuities	$113,225	$56,936	$15,118	$(42,603)	$48,171
Life	14,425	19,018	18,501	2,585	12,868
Corporate & Other	2,354	10,373	1,030	21	4,914
Total	$130,004	$86,327	$34,649	$(39,997)	$65,953
2016
Annuities	$122,830	$27,632	$62,676	$20,927	$37,537
Life	28,978	17,033	27,122	2,272	16,134
Corporate & Other	1,931	13,115	2,096	18	3,356
Total	$153,739	$57,780	$91,894	$23,217	$57,027
______________

(1)	See Note 2 of the Notes to the Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Reinsurance
December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2018
Life insurance in-force	$46,722,071	$39,986,974	$—	$6,735,097	—%
Insurance premium
Life insurance (1)	$90,979	$53,951	$—	$37,028	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$90,979	$53,951	$—	$37,028	—%
2017
Life insurance in-force	$48,509,917	$41,167,006	$—	$7,342,911	—%
Insurance premium
Life insurance (1)	$93,196	$66,928	$—	$26,268	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$93,196	$66,928	$—	$26,268	—%
2016
Life insurance in-force	$50,748,993	$43,894,276	$—	$6,854,717	—%
Insurance premium
Life insurance (1)	$109,733	$58,994	$—	$50,739	—%
Accident & health insurance	—	—	—	—	—%
Total insurance premium	$109,733	$58,994	$—	$50,739	—%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2018, reinsurance ceded included related party transactions for life insurance in-force of $29.8 billion, and life insurance premiums of $37.2 million. For the year ended December 31, 2017, reinsurance ceded included related party transactions for life insurance in-force of $30.6 billion, and life insurance premiums of $51.9 million. For the year ended December 31, 2016, reinsurance ceded included related party transactions for life insurance in-force of $32.5 billion, and life insurance premiums of $44.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. In the fourth quarter of 2018, certain investment accounting and actuarial systems and processes were established independent of MetLife. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of Brighthouse Financial, Inc. (“BHF”), has served as the independent auditor of the Company since 2000, and as auditor of current and former affiliates of the Company for more than 75 years. Its long-term knowledge of the Brighthouse group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2018 and 2017
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2018 and 2017. All fees shown in the table for 2018 were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”).

	2018	2017
	(In thousands)
Audit fees (1)	$875	$875
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Fees
The BHF Audit Committee approves Deloitte’s audit and non-audit services to BHF and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the BHF Audit Committee appoints the independent auditor to perform audit services that BHF expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The BHF Audit Committee or a designated member of the BHF Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by BHF’s independent auditor. Any pre-approval of services between BHF Audit Committee meetings must be reported to the full BHF Audit Committee at its next scheduled meeting.
The BHF Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the BHF Audit Committee determines whether or not to approve the additional fees.
The BHF Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements: See “Index to Financial Statements, Notes and Schedules.”
2. Financial Statement Schedules: See “Index to Financial Statements, Notes and Schedules.”
3. Exhibits: The exhibits are listed in the “Exhibit Index” below.

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY, its affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY and its affiliates may be found elsewhere in this Annual Report on Form 10-K and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description

3.1
Charter of Brighthouse Life Insurance Company of NY (formerly First MetLife Investors Insurance Company) as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10, filed by Brighthouse Life Insurance Company of NY on December 23, 2016).

3.1.1
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

10.1
Investment Management Agreement, dated as of February 5, 2019, between Brighthouse Services, LLC and MetLife Investment Advisors, LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on February 8, 2019).

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

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
	Date:	March 6, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor E. Murphy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
Conor E. Murphy

/s/ Lynn A. Dumais	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019
Lynn A. Dumais

/s/ Kimberly A. Berwanger	Director	March 6, 2019
Kimberly A. Berwanger

/s/ Norse N. Blazzard	Director	March 6, 2019
Norse N. Blazzard

/s/ David W. Chamberlain	Director	March 6, 2019
David W. Chamberlain

/s/ Richard A. Hemmings	Director	March 6, 2019
Richard A. Hemmings

/s/ Mayer Naiman	Director	March 6, 2019
Mayer Naiman

/s/ Richard C. Pearson	Director	March 6, 2019
Richard C. Pearson

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.