Form 10-Q
period 2019-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2019-05-09
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

As of May 9, 2019, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,623,070 and $2,469,801, respectively)	$2,664,864	$2,433,633
Mortgage loans (net of valuation allowances of $2,006 and $1,937, respectively)	467,193	448,105
Other invested assets, principally at estimated fair value	48,176	35,815
Total investments	3,180,233	2,917,553
Cash and cash equivalents	208,781	120,130
Accrued investment income	22,784	20,605
Premiums, reinsurance and other receivables	574,277	580,480
Deferred policy acquisition costs and value of business acquired	178,073	185,586
Other assets	33,133	37,348
Separate account assets	4,559,757	4,268,423
Total assets	$8,757,038	$8,130,125
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$723,951	$718,599
Policyholder account balances	1,812,080	1,692,498
Other policy-related balances	9,033	9,288
Payables for collateral under derivative transactions	36,791	23,581
Current income tax payable	1,804	1,755
Deferred income tax liability	118,816	107,853
Other liabilities	538,759	471,490
Separate account liabilities	4,559,757	4,268,423
Total liabilities	7,800,991	7,293,487
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	490,931	415,931
Retained earnings (deficit)	432,267	433,778
Accumulated other comprehensive income (loss)	30,849	(15,071)
Total stockholder's equity	956,047	836,638
Total liabilities and stockholder's equity	$8,757,038	$8,130,125
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$9,032	$10,293
Universal life and investment-type product policy fees	23,250	25,986
Net investment income	26,493	23,931
Other revenues	(20,323)	(12,544)
Net investment gains (losses)	(452)	(2,355)
Net derivative gains (losses)	(3,245)	(44,262)
Total revenues	34,755	1,049
Expenses
Policyholder benefits and claims	9,459	(1,541)
Interest credited to policyholder account balances	8,258	9,232
Amortization of deferred policy acquisition costs and value of business acquired	903	(3,323)
Other expenses	18,890	15,727
Total expenses	37,510	20,095
Income (loss) before provision for income tax	(2,755)	(19,046)
Provision for income tax expense (benefit)	(1,244)	(4,676)
Net income (loss)	$(1,511)	$(14,370)
Comprehensive income (loss)	$44,409	$(44,660)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2,000	$415,931	$433,778	$(15,071)	$836,638
Net income (loss)			(1,511)		(1,511)
Capital contribution		75,000			75,000
Other comprehensive income (loss), net of income tax				45,920	45,920
Balance at March 31, 2019	$2,000	$490,931	$432,267	$30,849	$956,047

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(14,370)		(14,370)
Other comprehensive income (loss), net of income tax				(30,290)	(30,290)
Balance at March 31, 2018	$2,000	$415,931	$381,558	$(662)	$798,827
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$3,673	$23,949
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	70,442	77,753
Mortgage loans	1,618	2,399
Purchases of:
Fixed maturity securities	(157,155)	(141,218)
Mortgage loans	(22,322)	(14,445)
Cash received in connection with freestanding derivatives	23,716	212
Cash paid in connection with freestanding derivatives	(2,827)	(29,892)
Net change in short-term investments	3	(7,978)
Net change in other invested assets	6,943	425
Net cash provided by (used in) investing activities	(79,582)	(112,744)
Cash flows from financing activities
Policyholder account balances:
Deposits	131,693	117,755
Withdrawals	(55,343)	(33,962)
Net change in payables for collateral under derivative transactions	13,210	10,830
Capital contribution	75,000	—
Net cash provided by (used in) financing activities	164,560	94,623
Change in cash, cash equivalents and restricted cash	88,651	5,828
Cash, cash equivalents and restricted cash, beginning of period	120,130	86,154
Cash, cash equivalents and restricted cash, end of period	$208,781	$91,982
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$—	$4
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BHNY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company, which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” together with its subsidiaries and affiliates, “Brighthouse Financial”). The Company is licensed to transact business in the state of New York.
BHNY markets and/or administers traditional life, universal life, variable annuity and fixed annuity products to individuals. The Company is organized into two segments: Annuities; and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed financial statements and related footnotes thereto have been reclassified to conform with the 2019 presentation as may be discussed throughout the Notes to the Interim Condensed Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 balance sheet data was derived from audited financial statements included in BHNY’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2018 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during the first quarter of 2019 which had a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of March 31, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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

•	Amortization of DAC and value of business acquired related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
The tax impact of the adjustments mentioned above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2019 and 2018 and at March 31, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.

	Operating Results
Three Months Ended March 31, 2019	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$(4,979)	$(4,256)	$(553)	$(9,788)
Provision for income tax expense (benefit)	(1,468)	(894)	(359)	(2,721)
Adjusted earnings	$(3,511)	$(3,362)	$(194)	(7,067)
Adjustments for:
Net investment gains (losses)				(452)
Net derivative gains (losses)				(3,245)
Other adjustments to net income				10,730
Provision for income tax (expense) benefit				(1,477)
Net income (loss)				$(1,511)

Interest revenue	$17,772	$8,304	$509

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$5,430	$8,014	$2,262	$15,706
Provision for income tax expense (benefit)	657	1,683	281	2,621
Adjusted earnings	$4,773	$6,331	$1,981	13,085
Adjustments for:
Net investment gains (losses)				(2,355)
Net derivative gains (losses)				(44,262)
Other adjustments to net income				11,865
Provision for income tax (expense) benefit				7,297
Net income (loss)				$(14,370)

Interest revenue	$14,803	$8,839	$371

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Annuities	$21,887	$27,638
Life	12,647	15,696
Corporate & Other	670	1,024
Adjustments	(449)	(43,309)
Total	$34,755	$1,049
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2019	December 31, 2018
	(In thousands)
Annuities	$7,539,919	$7,034,394
Life	1,124,314	1,083,641
Corporate & Other	92,805	12,090
Total	$8,757,038	$8,130,125
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2018 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain portions of GMIBs that do not require the policyholder to annuitize are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,564,444		$3,703,604		$4,274,326		$3,483,668
Separate account value	$4,557,551		$3,702,932		$4,266,520		$3,482,829
Net amount at risk	$22,344	(4)	$211,888	(5)	$193,102	(4)	$274,632	(5)
Average attained age of contract holders	68 years		67 years		67 years		67 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2018 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

4. Investments
See Note 1 of the Notes to the Financial Statements included in the 2018 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$916,754	$21,416	$7,539	$—	$930,631	$890,676	$5,402	$23,034	$—	$873,044
U.S. government and agency	504,101	15,524	4,269	—	515,356	511,255	9,961	13,697	—	507,519
Foreign corporate	374,509	6,641	7,194	—	373,956	368,149	1,473	17,258	—	352,364
CMBS	336,322	7,335	1,216	—	342,441	325,491	1,481	4,121	—	322,851
RMBS	315,454	6,879	1,973	—	320,360	200,827	4,643	2,882	—	202,588
ABS	83,618	262	489	—	83,391	79,806	158	1,133	—	78,831
State and political subdivision	65,995	6,168	70	—	72,093	66,131	4,777	1,083	—	69,825
Foreign government	26,317	692	373	—	26,636	27,466	140	995	—	26,611
Total fixed maturity securities	$2,623,070	$64,917	$23,123	$—	$2,664,864	$2,469,801	$28,035	$64,203	$—	$2,433,633
__________________

(1)
Redeemable preferred stock is reported within foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company did not hold non-income producing fixed maturity securities at both March 31, 2019 and December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$56,296	$342,812	$898,149	$590,419	$735,394	$2,623,070
Estimated fair value	$56,866	$344,578	$906,709	$610,519	$746,192	$2,664,864

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

	March 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$54,218	$1,415	$213,094	$6,124	$483,424	$15,849	$131,812	$7,185
U.S. government and agency	—	—	264,905	4,269	102,447	1,925	296,265	11,772
Foreign corporate	68,008	3,251	102,547	3,943	194,924	10,156	72,803	7,102
CMBS	8,975	58	67,525	1,158	119,412	1,909	44,775	2,212
RMBS	72,806	130	46,591	1,843	57,510	1,746	28,573	1,136
ABS	39,489	389	11,104	100	51,028	985	11,699	148
State and political subdivision	6,175	25	7,815	45	18,260	744	13,999	339
Foreign government	10,645	373	—	—	7,435	716	6,782	279
Total fixed maturity securities	$260,316	$5,641	$713,581	$17,482	$1,034,440	$34,030	$606,708	$30,173
Total number of securities in an unrealized loss position	108		181		364		146
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in other comprehensive income (“OCI”).
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $41.1 million during the three months ended March 31, 2019 to $23.1 million. The decrease in gross unrealized losses for the three months ended March 31, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At March 31, 2019, $940 thousand of the total $23.1 million of gross unrealized losses were from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans:
Commercial	$319,650	68.4%	$310,681	69.3%
Agricultural	149,549	32.0	139,361	31.1
Subtotal	469,199	100.4	450,042	100.4
Valuation allowances (1)	(2,006)	(0.4)	(1,937)	(0.4)
Total mortgage loans, net	$467,193	100.0%	$448,105	100.0%
__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
March 31, 2019
Loan-to-value ratios:
Less than 65%	$277,674	$5,000	$13,448	$296,122	92.7%
65% to 75%	19,240	—	—	19,240	6.0
76% to 80%	4,288	—	—	4,288	1.3
Total	$301,202	$5,000	$13,448	$319,650	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$273,681	$5,000	$13,447	$292,128	94.0%
65% to 75%	14,257	—	—	14,257	4.6
76% to 80%	4,296	—	—	4,296	1.4
Total	$292,234	$5,000	$13,447	$310,681	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$141,731	94.8%	$133,884	96.1%
65% to 75%	7,818	5.2	5,477	3.9
Total	$149,549	100.0%	$139,361	100.0%

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both March 31, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either March 31, 2019 or December 31, 2018. During both the three months ended March 31, 2019 and 2018, the Company did not have any mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $0 and $89.9 million at March 31, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Fixed maturity securities	$41,793	$(36,166)
Derivatives	4,756	5,791
Subtotal	46,549	(30,375)
Amounts allocated from:
DAC and DSI	(7,500)	11,299
Deferred income tax benefit (expense)	(8,200)	4,005
Net unrealized investment gains (losses)	$30,849	$(15,071)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2019
(In thousands)
Balance, December 31, 2018	$(15,071)
Unrealized investment gains (losses) during the period	76,924
Unrealized investment gains (losses) relating to:
DAC and DSI	(18,799)
Deferred income tax benefit (expense)	(12,205)
Balance, March 31, 2019	$30,849
Change in net unrealized investment gains (losses)	$45,920
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2019 and December 31, 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	March 31, 2019	December 31, 2018
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,530	$1,482
Invested assets pledged as collateral (1)	8,652	158
Total invested assets on deposit and pledged as collateral (2)	$10,182	$1,640
__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).

(2)	The Company held no restricted cash at both March 31, 2019 and December 31, 2018.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2019 or December 31, 2018.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In thousands)
Fixed maturity securities	$489,002	$480,919	$409,699	$409,699

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Investment income:
Fixed maturity securities	$22,913	$20,365
Mortgage loans	3,899	4,191
Cash, cash equivalents and short-term investments	387	158
Other	350	96
Subtotal	27,549	24,810
Less: Investment expenses	1,056	879
Net investment income	$26,493	$23,931
See “— Related Party Investment Transactions” for discussion of related party investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Fixed maturity securities	$(468)	$(2,839)
Mortgage loans	(69)	(82)
Other	85	566
Total net investment gains (losses)	$(452)	$(2,355)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $10 thousand and $414 thousand for the three months ended March 31, 2019 and 2018, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Proceeds	$55,477	$53,561
Gross investment gains	$150	$15
Gross investment losses	(618)	(2,854)
Net investment gains (losses)	$(468)	$(2,839)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $766 thousand for the three months ended March 31, 2019 and 2018, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship.
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
Embedded Derivatives
The Company sells variable and index-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

See “— Future Policy Benefit Liabilities and Policyholder Account Balances”, “— Index-Linked Annuities” and “— Reinsurance” in the Note 1 of the Notes to the Financial Statements included in the 2018 Annual Report for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
Equity Derivatives
The Company uses equity index options to reduce exposure to rising equity markets associated with fixed annuities with equity indexed returns. The Company utilizes equity index options in nonqualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$83,513	$4,563	$130	$82,704	$5,649	$187
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	4,772	—	800,000	9,284	—
Foreign currency swaps	Foreign currency exchange rate	17,892	3,191	96	28,133	3,395	144
Equity index options	Equity market	2,307,473	35,487	9,969	2,154,321	10,389	96
Total non-designated or nonqualifying derivatives		3,125,365	43,450	10,065	2,982,454	23,068	240
Total		$3,208,878	$48,013	$10,195	$3,065,158	$28,717	$427

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives (1), (4)	Net Derivative Gains (Losses) Recognized for Hedged Items (2), (4)	Net Investment Income (5)	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$—	$—	$270	$(1,035)
Total cash flow hedges	—	—	270	(1,035)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(4,512)	—	—	—
Foreign currency exchange rate derivatives	(36)	88	—	—
Equity derivatives	36,116	—	—	—
Embedded derivatives	(34,901)	—	—	—
Total non-qualifying hedges	(3,333)	88	—	—
Total	$(3,333)	$88	$270	$(1,035)

Three Months Ended March 31, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges (3):
Foreign currency exchange rate derivatives	$6	$—	$186	$(2,674)
Total cash flow hedges	6	—	186	(2,674)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(4,002)	—	—	—
Foreign currency exchange rate derivatives	(972)	152	—	—
Equity derivatives	(8,736)	—	—	—
Embedded derivatives	(30,710)	—	—	—
Total non-qualifying hedges	(44,420)	152	—	—
Total	$(44,414)	$152	$186	$(2,674)
______________

(1)	Includes gains (losses) reclassified from AOCI primarily for terminated cash flow hedges.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships.

(3)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

(4)	Total net derivative gains (losses) were ($3.2) million and ($44.3) million for the three months ended March 31, 2019 and 2018 respectively.

(5)	Total net investment income was ($452) thousand and ($2.4) million for the three months ended March 31, 2019 and 2018 respectively.
At March 31, 2019 and December 31, 2018, the balance in AOCI associated with foreign currency swaps designated and qualifying as cash flow hedges was $4.8 million and $5.8 million, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$48,331	$10,160	$29,006	$411
Total gross estimated fair value of derivatives (1)	48,331	10,160	29,006	411
Amounts offset on the balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the balance sheets (1)	48,331	10,160	29,006	411
Gross amounts not offset on the balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,825)	(3,825)	(365)	(365)
Cash collateral: (3)
OTC-bilateral	(34,235)	—	(23,197)	—
Securities collateral: (4)
OTC-bilateral	(2,875)	(6,335)	(2,212)	(46)
Net amount after application of master netting agreements and collateral	$7,396	$—	$3,232	$—
______________

(1)
At March 31, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $318 thousand and $289 thousand, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($35) thousand and ($16) thousand, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral transactions on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2019 and December 31, 2018, the Company received excess cash collateral of $2.6 million and $384 thousand, respectively, and did not provide any excess cash collateral, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $3.9 million and $78 thousand, respectively, and provided excess securities collateral with an estimated fair value of $2.3 million and $112 thousand, respectively, for its OTC-bilateral derivatives.

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
At March 31, 2019 and December 31, 2018, the Company held OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements with an estimated fair value of $6.3 million and $46 thousand, respectively. At March 31, 2019 and December 31, 2018, the Company provided collateral with an estimated fair value of $8.7 million and $158 thousand, respectively. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating.
Embedded Derivatives
The Company issues certain insurance contracts that contain embedded derivatives that are required to be separated from their host contracts and measured at fair value. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and fixed annuities with equity-indexed returns.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In thousands)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$295,107	$298,112

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(33,520)	$(18,811)
Fixed annuities with equity indexed returns	Policyholder account balances	66,887	5,617
Embedded derivatives within liability host contracts		$33,367	$(13,194)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net derivative gains (losses) (1), (2)	$(34,901)	$(30,710)
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($3.4) million and ($1.1) million for the three months ended March 31, 2019, and 2018, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $19.8 million and ($600) thousand for the three months ended March 31, 2019 and 2018, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$926,863	$3,768	$930,631
U.S. government and agency	391,637	123,719	—	515,356
Foreign corporate	—	363,999	9,957	373,956
CMBS	—	337,733	4,708	342,441
RMBS	—	320,360	—	320,360
ABS	—	77,922	5,469	83,391
State and political subdivision	—	72,093	—	72,093
Foreign government	—	26,636	—	26,636
Total fixed maturity securities	391,637	2,249,325	23,902	2,664,864
Derivative assets: (1)
Interest rate	—	4,772	—	4,772
Foreign currency exchange rate	—	7,754	—	7,754
Equity market	—	35,487	—	35,487
Total derivative assets	—	48,013	—	48,013
Embedded derivatives within asset host contracts (2)	—	—	295,107	295,107
Separate account assets	—	4,559,757	—	4,559,757
Total assets	$391,637	$6,857,095	$319,009	$7,567,741
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$226	$—	$226
Equity market	—	9,969	—	9,969
Total derivative liabilities	—	10,195	—	10,195
Embedded derivatives within liability host contracts (2)	—	—	33,367	33,367
Total liabilities	$—	$10,195	$33,367	$43,562

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the balance sheets.

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2019.
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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations of policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
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

					March 31, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11%	Decrease (1)
			•	Lapse rates	0.25%	-	16%	0.25%	-	16%	Decrease (2)
			•	Utilization rates	0%	-	25%	0%	-	25%	Increase (3)
			•	Withdrawal rates	0.25%	-	10%	0.25%	-	10%	(4)
			•	Long-term equity volatilities	16.50%	-	22%	16.50%	-	22%	Increase (5)
			•	Nonperformance risk spread	1.31%	-	2.45%	1.91%	-	2.66%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Derivatives (2)	Net Embedded Derivatives (3)
	(In thousands)
Three Months Ended March 31, 2019
Balance, beginning of period	$13,310	$4,731	$472	$311,306
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	2	(32)	—	(34,901)
Total realized/unrealized gains (losses) included in AOCI	403	78	—	—
Purchases (6)	—	—	—	—
Sales (6)	(48)	(29)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(14,665)
Transfers into Level 3 (7)	263	5,429	—	—
Transfers out of Level 3 (7)	(205)	—	(472)	—
Balance, end of period	$13,725	$10,177	$—	$261,740
Three Months Ended March 31, 2018
Balance, beginning of period	$95,950	$19,557	$—	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	1	109	—	(30,710)
Total realized/unrealized gains (losses) included in AOCI	(772)	119	—	—
Purchases (6)	783	1,955	—	—
Sales (6)	(716)	(403)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(5,912)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(3,166)	—	—	—
Balance, end of period	$92,080	$21,337	$—	$311,011
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (8)	$4	$(32)	$—	$13,080
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (8)	$1	$109	$—	$(33,063)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(4)
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

(5)	Interest accruals, as well as cash interest coupons received, are excluded from the rollforward.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(6)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(7)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(8)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$467,193	$—	$—	$472,882	$472,882
Premiums, reinsurance and other receivables	$18,415	$—	$4,055	$13,021	$17,076
Liabilities
Policyholder account balances	$1,014,394	$—	$—	$938,827	$938,827
Other liabilities	$81,790	$—	$81,790	$—	$81,790

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$448,105	$—	$—	$447,510	$447,510
Premiums, reinsurance and other receivables	$20,001	$—	$2,314	$15,512	$17,826
Liabilities
Policyholder account balances	$1,056,419	$—	$—	$949,916	$949,916
Other liabilities	$10,399	$—	$10,399	$—	$10,399

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Capital Transactions
During the three months ended March 31, 2019, the Company received a cash capital contribution of $75 million from Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2018	$(20,503)	$5,432	$(15,071)
OCI before reclassifications	58,689	(1,035)	57,654
Deferred income tax benefit (expense)	(12,325)	217	(12,108)
AOCI before reclassifications, net of income tax	25,861	4,614	30,475
Amounts reclassified from AOCI	471	—	471
Deferred income tax benefit (expense)	(97)	—	(97)
Amounts reclassified from AOCI, net of income tax	374	—	374
Balance, March 31, 2019	$26,235	$4,614	$30,849

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2017	$29,323	$305	$29,628
OCI before reclassifications	(38,499)	(2,674)	(41,173)
Deferred income tax benefit (expense)	8,083	562	8,645
AOCI before reclassifications, net of income tax	(1,093)	(1,807)	(2,900)
Amounts reclassified from AOCI	2,839	(6)	2,833
Deferred income tax benefit (expense)	(596)	1	(595)
Amounts reclassified from AOCI, net of income tax	2,243	(5)	2,238
Balance, March 31, 2018	$1,150	$(1,812)	$(662)
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(465)	$(2,839)	Net investment gains (losses)
Net unrealized investment gains (losses)	(6)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(471)	(2,839)
Income tax (expense) benefit	97	596
Net unrealized investment gains (losses), net of income tax	(374)	(2,243)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	—	6	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	6
Income tax (expense) benefit	—	(1)
Gains (losses) on cash flow hedges, net of income tax	—	5
Total reclassifications, net of income tax	$(374)	$(2,238)
8. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund. The percentage is specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
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
Other revenues consisted primarily of 12b-1 fees of $3.1 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Compensation	$4,667	$3,510
Contracted services and other labor costs	2,596	1,837
Transition services agreements	3,784	2,947
Establishment costs	1,482	—
Premium and other taxes, licenses and fees	704	1,043
Volume related costs, excluding compensation, net of DAC capitalization	3,998	5,264
Other	1,659	1,126
Total other expenses	$18,890	$15,727
Related Party Expenses
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $21.8 million and $7.6 million at March 31, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $3.5 million and $11.4 million at March 31, 2019 and December 31, 2018, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both March 31, 2019 and December 31, 2018.
10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018 (see Note 1). The Company has related party investment and equity transactions (see Notes 4 and 7). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Premiums
Reinsurance ceded	$(10,210)	$(8,112)
Universal life and investment-type product policy fees
Reinsurance ceded	$(803)	$(1,043)
Other revenues
Reinsurance ceded	$(23,508)	$(15,936)
Policyholder benefits and claims
Reinsurance ceded	$(8,213)	$(24,732)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2019	December 31, 2018
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$522,891	$534,487
Liabilities
Other liabilities	$420,568	$429,656
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $295.1 million and $298.1 million at March 31, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($3.5) million and ($45.8) million for the three months ended March 31, 2019 and 2018, respectively.
Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $15.1 million and $9.7 million for the three months ended March 31, 2019 and 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $2.9 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($941) thousand and $622 thousand at March 31, 2019 and December 31, 2018, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of ($260) thousand for the three months ended March 31, 2019. The Company would have incurred no additional expenses under this arrangement for the three months ended March 31, 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Broker-Dealer Transactions
The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received from affiliates related to these transactions and recorded in other revenues was $2.8 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively. Commission expenses incurred from affiliates related to these transactions and recorded in other expenses was $14.7 million and $13.1 million for the three months ended March 31, 2019 and 2018, respectively. The Company also had related party fee income receivables of $993 thousand and $951 thousand at March 31, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2019 (the “2018 Annual Report”); and (iii) our current reports on Form 8-K filed in 2019.
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
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2018 Annual Report along with Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Financial Statements for information regarding the adoption of new accounting pronouncements in 2019.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with the application of accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in the 2018 Annual Report.

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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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

Results of Operations
Results for the Three Months Ended March 31, 2019 and 2018
Business Overview. Annuity sales increased 19% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This increase resulted primarily from sales of our structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”).
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances increased in the current period, compared to the prior period, due to an increase in equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues
Premiums	$9,032	$10,293
Universal life and investment-type product policy fees	23,250	25,986
Net investment income	26,493	23,931
Other revenues	(20,323)	(12,544)
Net investment gains (losses)	(452)	(2,355)
Net derivative gains (losses)	(3,245)	(44,262)
Total revenues	34,755	1,049
Expenses
Policyholder benefits and claims	9,459	(1,541)
Interest credited to policyholder account balances	8,258	9,232
Capitalization of DAC	(8,689)	(8,116)
Amortization of DAC and VOBA	903	(3,323)
Other expenses	27,579	23,843
Total expenses	37,510	20,095
Income (loss) before provision for income tax	(2,755)	(19,046)
Provision for income tax expense (benefit)	(1,244)	(4,676)
Net income (loss)	$(1,511)	$(14,370)

The table below shows the components of net income (loss).

	Three Months Ended March 31,
	2019	2018
	(In thousands)
GMLB Riders	$11,599	$(27,886)
Other derivative instruments	(4,552)	(4,898)
Net investment gains (losses)	(452)	(2,355)
Other adjustments	438	387
Pre-tax adjusted earnings	(9,788)	15,706
Income (loss) before provision for income tax	(2,755)	(19,046)
Provision for income tax expense (benefit)	(1,244)	(4,676)
Net income (loss)	$(1,511)	$(14,370)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Net loss before provision for income tax was $2.8 million ($1.5 million, net of income tax), a decrease in the loss of $16.3 million (decrease in the loss of $12.9 million, net of income tax) from a loss before provision for income tax of $19.0 million ($14.4 million, net of income tax) in the prior period.
The improvement in income before provision for income tax was primarily due to:

•	net favorable changes in guaranteed minimum living benefits (“GMLB”) Riders driven by:

◦	the impact of our direct variable annuity riders, primarily driven by higher equity markets; and

◦	the impact of our ceded variable annuity riders, primarily driven by lower interest rates;
partially offset by

◦
an unfavorable change in the fair value of the Shield Annuities embedded derivatives from higher equity markets, partially offset by the favorable change in the equity options hedging this change in fair value;

•	lower net investment losses reflecting lower current period net losses on the sale of fixed maturity securities compared to the prior period.
The decrease in the loss before provision for income tax was partially offset by lower adjusted earnings discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 45%, compared to 25% in the prior period and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss)	$(1,511)	$(14,370)
Add: Provision for income tax expense (benefit)	(1,244)	(4,676)
Income (loss) before provision for income tax	(2,755)	(19,046)
Less: GMLB Riders	11,599	(27,886)
Less: Other derivative instruments	(4,552)	(4,898)
Less: Net investment gains (losses)	(452)	(2,355)
Less: Other adjustments	438	387
Pre-tax adjusted earnings	(9,788)	15,706
Less: Provision for income tax expense (benefit)	(2,721)	2,621
Adjusted earnings	$(7,067)	$13,085

Results for the Three Months Ended March 31, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Fee income	$33,251	$37,684
Net investment spread	13,774	10,261
Insurance-related activities	(29,725)	(8,831)
Amortization of DAC and VOBA	(8,198)	(7,681)
Other expenses, net of DAC capitalization	(18,890)	(15,727)
Pre-tax adjusted earnings	(9,788)	15,706
Provision for income tax expense (benefit)	(2,721)	2,621
Adjusted earnings	$(7,067)	$13,085
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings decreased $20.2 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	higher reserves in the current period on yearly renewable term business reinsured to an affiliate, and

◦	unfavorable change in the fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts;

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances; and

•	higher other expenses due to:

◦	a change in allocation between legal entities; and

◦	higher costs following the Separation;
partially offset by

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances.
The decrease in adjusted earnings was partially offset by higher net investment spread reflecting higher average invested assets resulting from positive net flows in the general account.
The provision for income tax in the current period led to an effective tax rate of 28%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market and counterparty risk due to guarantees within certain of our products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us including changes in the accounting for long-duration contracts;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. In the first quarter of 2019, the Company implemented certain accounting systems independent of MetLife. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.

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
* Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 9, 2019