Form 10-Q
period 2019-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2019-08-08
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 000-55705

Brighthouse Life Insurance Company of NY
(Exact name of registrant as specified in its charter)

New York			13-3690700
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

285 Madison Avenue, 14th Floor,	New York,	New York	10017
(Address of principal executive offices)			(Zip Code)
(980) 365-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 8, 2019, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)):	2
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):	6
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	18
	Note 6 — Fair Value	24
	Note 7 — Equity	33
	Note 8 — Other Revenues and Other Expenses	35
	Note 9 — Contingencies, Commitments and Guarantees	36
	Note 10 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 4.	Controls and Procedures	49

Part II — Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	50

Signatures		51

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,694,974 and $2,469,801, respectively)	$2,817,791	$2,433,633
Mortgage loans (net of valuation allowances of $2,142 and $1,937, respectively)	520,644	448,105
Other invested assets, principally at estimated fair value	50,145	35,815
Total investments	3,388,580	2,917,553
Cash and cash equivalents	190,199	120,130
Accrued investment income	38,702	20,605
Premiums, reinsurance and other receivables	628,838	580,480
Deferred policy acquisition costs and value of business acquired	172,674	185,586
Other assets	34,012	37,348
Separate account assets	4,612,744	4,268,423
Total assets	$9,065,749	$8,130,125
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$732,751	$718,599
Policyholder account balances	1,979,117	1,692,498
Other policy-related balances	18,638	9,288
Payables for collateral under derivative transactions	39,671	23,581
Current income tax payable	1,854	1,755
Deferred income tax liability	139,196	107,853
Other liabilities	505,893	471,490
Separate account liabilities	4,612,744	4,268,423
Total liabilities	8,029,864	7,293,487
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	490,931	415,931
Retained earnings (deficit)	451,254	433,778
Accumulated other comprehensive income (loss)	91,700	(15,071)
Total stockholder's equity	1,035,885	836,638
Total liabilities and stockholder's equity	$9,065,749	$8,130,125
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$6,966	$9,112	$15,998	$19,405
Universal life and investment-type product policy fees	24,143	25,883	47,393	51,869
Net investment income	29,716	24,089	56,209	48,020
Other revenues	(21,708)	(12,076)	(42,031)	(24,620)
Net investment gains (losses)	5,472	(2,063)	5,020	(4,418)
Net derivative gains (losses)	27,308	(21,112)	24,063	(65,374)
Total revenues	71,897	23,833	106,652	24,882
Expenses
Policyholder benefits and claims	14,388	3,948	23,847	2,407
Interest credited to policyholder account balances	9,133	9,337	17,391	18,569
Amortization of deferred policy acquisition costs and value of business acquired	5,560	1,495	6,463	(1,828)
Other expenses	19,624	16,181	38,514	31,908
Total expenses	48,705	30,961	86,215	51,056
Income (loss) before provision for income tax	23,192	(7,128)	20,437	(26,174)
Provision for income tax expense (benefit)	4,205	(2,167)	2,961	(6,843)
Net income (loss)	$18,987	$(4,961)	$17,476	$(19,331)
Comprehensive income (loss)	$79,838	$(20,089)	$124,247	$(64,749)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2,000	$415,931	$433,778	$(15,071)	$836,638
Net income (loss)			(1,511)		(1,511)
Capital contribution		75,000			75,000
Other comprehensive income (loss), net of income tax				45,920	45,920
Balance at March 31, 2019	2,000	490,931	432,267	30,849	956,047
Net income (loss)			18,987		18,987
Other comprehensive income (loss), net of income tax				60,851	60,851
Balance at June 30, 2019	$2,000	$490,931	$451,254	$91,700	$1,035,885

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(14,370)		(14,370)
Other comprehensive income (loss), net of income tax				(30,290)	(30,290)
Balance at March 31, 2018	2,000	415,931	381,558	(662)	798,827
Net income (loss)			(4,961)		(4,961)
Other comprehensive income (loss), net of income tax				(15,128)	(15,128)
Balance at June 30, 2018	$2,000	$415,931	$376,597	$(15,790)	$778,738

See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(3,696)	$55,004
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	460,751	183,586
Mortgage loans	6,735	8,376
Purchases of:
Fixed maturity securities	(662,395)	(306,386)
Mortgage loans	(81,578)	(23,922)
Cash received in connection with freestanding derivatives	49,501	3,121
Cash paid in connection with freestanding derivatives	(8,125)	(36,550)
Net change in short-term investments	—	(32,913)
Net change in other invested assets	6,326	372
Net cash provided by (used in) investing activities	(228,785)	(204,316)
Cash flows from financing activities
Policyholder account balances:
Deposits	299,212	219,081
Withdrawals	(87,752)	(61,144)
Net change in payables for collateral under derivative transactions	16,090	21,621
Capital contribution	75,000	—
Net cash provided by (used in) financing activities	302,550	179,558
Change in cash, cash equivalents and restricted cash	70,069	30,246
Cash, cash equivalents and restricted cash, beginning of period	120,130	86,154
Cash, cash equivalents and restricted cash, end of period	$190,199	$116,400
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$—	$8

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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 which had a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of June 30, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.

The amendments are currently effective on January 1, 2021. On July 17, 2019 the FASB tentatively decided to extend the effective date of the ASU by one year. The FASB intends to release an exposure draft, which if adopted, will change the effective date for the Company to January 1, 2022.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2019 and 2018 and at June 30, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

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

	Operating Results
Three Months Ended June 30, 2019	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$(6,972)	$(5,928)	$(1,149)	$(14,049)
Provision for income tax expense (benefit)	(1,886)	(1,244)	(485)	(3,615)
Adjusted earnings	$(5,086)	$(4,684)	$(664)	(10,434)
Adjustments for:
Net investment gains (losses)				5,472
Net derivative gains (losses)				27,308
Other adjustments to net income				4,461
Provision for income tax (expense) benefit				(7,820)
Net income (loss)				$18,987

Interest revenue	$20,107	$9,306	$398

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$6,473	$4,556	$186	$11,215
Provision for income tax expense (benefit)	880	959	(154)	1,685
Adjusted earnings	$5,593	$3,597	$340	9,530
Adjustments for:
Net investment gains (losses)				(2,063)
Net derivative gains (losses)				(21,112)
Other adjustments to net income				4,832
Provision for income tax (expense) benefit				3,852
Net income (loss)				$(4,961)

Interest revenue	$15,278	$8,482	$425

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2019	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$(11,951)	$(10,184)	$(1,702)	$(23,837)
Provision for income tax expense (benefit)	(3,354)	(2,138)	(844)	(6,336)
Adjusted earnings	$(8,597)	$(8,046)	$(858)	(17,501)
Adjustments for:
Net investment gains (losses)				5,020
Net derivative gains (losses)				24,063
Other adjustments to net income				15,191
Provision for income tax (expense) benefit				(9,297)
Net income (loss)				$17,476

Interest revenue	$37,879	$17,610	$907

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$11,903	$12,570	$2,448	$26,921
Provision for income tax expense (benefit)	1,537	2,642	127	4,306
Adjusted earnings	$10,366	$9,928	$2,321	22,615
Adjustments for:
Net investment gains (losses)				(4,418)
Net derivative gains (losses)				(65,374)
Other adjustments to net income				16,697
Provision for income tax (expense) benefit				11,149
Net income (loss)				$(19,331)

Interest revenue	$30,081	$17,321	$796

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Annuities	$21,820	$28,106	$43,707	$55,744
Life	13,477	14,407	26,124	30,103
Corporate & Other	528	1,079	1,198	2,103
Adjustments	36,072	(19,759)	35,623	(63,068)
Total	$71,897	$23,833	$106,652	$24,882

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2019	December 31, 2018
	(In thousands)
Annuities	$7,828,964	$7,034,394
Life	1,157,104	1,083,641
Corporate & Other	79,681	12,090
Total	$9,065,749	$8,130,125

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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,618,740		$3,732,716		$4,274,326		$3,483,668
Separate account value	$4,610,504		$3,732,340		$4,266,520		$3,482,829
Net amount at risk	$6,893	(4)	$230,389	(5)	$193,102	(4)	$274,632	(5)
Average attained age of contract holders	68 years		68 years		67 years		67 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities: (1)
U.S. corporate	$1,251,600	$57,287	$2,807	$—	$1,306,080	$890,676	$5,402	$23,034	$—	$873,044
U.S. government and agency	299,264	22,155	23	—	321,396	511,255	9,961	13,697	—	507,519
Foreign corporate	395,861	14,648	4,493	—	406,016	368,149	1,473	17,258	—	352,364
CMBS	279,986	15,213	139	—	295,060	325,491	1,481	4,121	—	322,851
RMBS	306,421	11,692	1,162	—	316,951	200,827	4,643	2,882	—	202,588
ABS	75,917	674	297	—	76,294	79,806	158	1,133	—	78,831
State and political subdivision	65,825	8,829	—	—	74,654	66,131	4,777	1,083	—	69,825
Foreign government	20,100	1,326	86	—	21,340	27,466	140	995	—	26,611
Total fixed maturity securities	$2,694,974	$131,824	$9,007	$—	$2,817,791	$2,469,801	$28,035	$64,203	$—	$2,433,633

__________________

(1)
Redeemable preferred stock is reported within foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company held no non-income producing fixed maturity securities at either June 30, 2019 and December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$51,742	$345,953	$898,441	$736,514	$662,324	$2,694,974
Estimated fair value	$52,130	$353,075	$935,970	$788,311	$688,305	$2,817,791

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

	June 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$50,818	$1,217	$66,497	$1,590	$483,424	$15,849	$131,812	$7,185
U.S. government and agency	—	—	8,682	23	102,447	1,925	296,265	11,772
Foreign corporate	46,883	1,250	39,765	3,243	194,924	10,156	72,803	7,102
CMBS	183	2	7,332	137	119,412	1,909	44,775	2,212
RMBS	8,628	143	17,840	1,019	57,510	1,746	28,573	1,136
ABS	24,476	183	10,594	114	51,028	985	11,699	148
State and political subdivision	—	—	—	—	18,260	744	13,999	339
Foreign government	1,571	86	—	—	7,435	716	6,782	279
Total fixed maturity securities	$132,559	$2,881	$150,710	$6,126	$1,034,440	$34,030	$606,708	$30,173
Total number of securities in an unrealized loss position	63		60		364		146

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $55.2 million during the six months ended June 30, 2019 to $9.0 million. The decrease in gross unrealized losses for the six months ended June 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At June 30, 2019, $928 thousand of the total $9.0 million of gross unrealized losses were from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans:
Commercial	$364,139	69.9%	$310,681	69.3%
Agricultural	158,647	30.5	139,361	31.1
Subtotal	522,786	100.4	450,042	100.4
Valuation allowances (1)	(2,142)	(0.4)	(1,937)	(0.4)
Total mortgage loans, net	$520,644	100.0%	$448,105	100.0%

__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
June 30, 2019
Loan-to-value ratios:
Less than 65%	$335,635	$5,000	$—	$340,635	93.5%
65% to 75%	19,224	—	—	19,224	5.3
76% to 80%	4,280	—	—	4,280	1.2
Total	$359,139	$5,000	$—	$364,139	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$273,681	$5,000	$13,447	$292,128	94.0%
65% to 75%	14,257	—	—	14,257	4.6
76% to 80%	4,296	—	—	4,296	1.4
Total	$292,234	$5,000	$13,447	$310,681	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$150,530	94.9%	$133,884	96.1%
65% to 75%	8,117	5.1	5,477	3.9
Total	$158,647	100.0%	$139,361	100.0%

Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both June 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due or in nonaccrual status at either June 30, 2019 or December 31, 2018. During the three months and six months ended June 30, 2019 and 2018, the Company had no mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $0 and $89.9 million at June 30, 2019 and December 31, 2018, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Fixed maturity securities	$122,817	$(36,166)
Derivatives	8,859	5,791
Subtotal	131,676	(30,375)
Amounts allocated from:
DAC and DSI	(15,600)	11,299
Deferred income tax benefit (expense)	(24,376)	4,005
Net unrealized investment gains (losses)	$91,700	$(15,071)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2019
(In thousands)
Balance, December 31, 2018	$(15,071)
Unrealized investment gains (losses) during the period	162,051
Unrealized investment gains (losses) relating to:
DAC and DSI	(26,899)
Deferred income tax benefit (expense)	(28,381)
Balance, June 30, 2019	$91,700
Change in net unrealized investment gains (losses)	$106,771

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2019 and December 31, 2018.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	June 30, 2019	December 31, 2018
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,598	$1,482
Invested assets pledged as collateral (1)	6,270	158
Total invested assets on deposit and pledged as collateral (2)	$7,868	$1,640

__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).

(2)	The Company held no restricted cash at either June 30, 2019 or December 31, 2018.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2019 or December 31, 2018.

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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In thousands)
Fixed maturity securities	$396,963	$379,151	$409,699	$409,699

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Investment income:
Fixed maturity securities	$24,785	$20,937	$47,698	$41,302
Mortgage loans	4,919	4,314	8,818	8,505
Cash, cash equivalents and short-term investments	765	298	1,152	456
Other	361	225	711	321
Subtotal	30,830	25,775	58,379	50,585
Less: Investment expenses	1,114	1,686	2,170	2,565
Net investment income	$29,716	$24,089	$56,209	$48,020

See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Fixed maturity securities	$5,662	$(2,123)	$5,194	$(4,962)
Mortgage loans	(136)	135	(205)	53
Other	(54)	(75)	31	491
Total net investment gains (losses)	$5,472	$(2,063)	$5,020	$(4,418)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($7) thousand and $3 thousand for the three months and six months ended June 30, 2019, respectively, and ($122) thousand and $292 thousand for the three months and six months ended June 30, 2018, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds	$358,205	$73,115	$413,682	$126,676
Gross investment gains	$6,501	$21	$6,651	$36
Gross investment losses	(839)	(2,144)	(1,457)	(4,998)
Net investment gains (losses)	$5,662	$(2,123)	$5,194	$(4,962)

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
If a derivative is not designated or did not qualify as an accounting hedge, changes in the estimated fair value of the derivative are reported in net derivative gains (losses).The Company generally reports cash received or paid for a derivative in the investing activity section of the statement of cash flows except for cash flows of certain derivative options with deferred premiums, which are reported in the financing activity section of the statement of cash flows.

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
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative or hedged item expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
When hedge accounting is discontinued the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses). The changes in estimated fair value of derivatives previously recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. When the hedged item matures or is sold, or the forecasted transaction is not probable of occurring, the Company immediately reclassifies any remaining balances in OCI to net derivative gains (losses).
Embedded Derivatives
The Company has certain insurance and reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include: variable annuities with guaranteed minimum benefits; index-linked annuities that are directly written; and ceded reinsurance of variable annuity with guaranteed minimum benefits. Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the balance sheets. Changes in the estimated fair value of the embedded derivative are reported in net derivative gains (losses).
Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks, including interest rate, foreign currency exchange rate and equity market.
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates and/or financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company’s OTC derivatives are settled bilateral contracts between two counterparties (“OTC-bilateral”).
Interest Rate Derivatives
Interest rate caps: The Company uses interest rate caps to protect against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in nonqualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and nonqualifying hedging relationships.
Equity Derivatives
Equity index options: The Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in nonqualifying hedging relationships.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		June 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$89,224	$8,754	$249	$82,704	$5,649	$187
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	2,925	—	800,000	9,284	—
Foreign currency swaps	Foreign currency exchange rate	17,892	4,249	123	28,133	3,395	144
Equity index options	Equity market	1,692,574	33,462	14,859	2,154,321	10,389	96
Total non-designated or nonqualifying derivatives		2,510,466	40,636	14,982	2,982,454	23,068	240
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	330,407	—	N/A	298,112	—
Direct guaranteed minimum benefits	Other	N/A	—	(23,278)	N/A	—	(18,811)
Direct index-linked annuities	Other	N/A	—	93,212	N/A	—	5,617
Total embedded derivatives	Other	N/A	330,407	69,934	N/A	298,112	(13,194)
Total		$2,599,690	$379,797	$85,165	$3,065,158	$326,829	$(12,767)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$3	$(8)	$353	$4,106
Total cash flow hedges	3	(8)	353	4,106
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,847)	—	—	—
Foreign currency exchange rate derivatives	1,091	(96)	—	—
Equity derivatives	13,571	—	—	—
Embedded derivatives	14,594	—	—	—
Total non-qualifying hedges	27,409	(96)	—	—
Total	$27,412	$(104)	$353	$4,106

Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$49	$—	$215	$3,576
Total cash flow hedges	49	—	215	3,576
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	12	—	—	—
Foreign currency exchange rate derivatives	1,265	(256)	—	—
Equity derivatives	1,722	—	—	—
Embedded derivatives	(23,904)	—	—	—
Total non-qualifying hedges	(20,905)	(256)	—	—
Total	$(20,856)	$(256)	$215	$3,576

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$3	$(14)	$623	$3,071
Total cash flow hedges	3	(14)	623	3,071
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(6,359)	—	—	—
Foreign currency exchange rate derivatives	1,055	(2)	—	—
Equity derivatives	49,687	—	—	—
Embedded derivatives	(20,307)	—	—	—
Total non-qualifying hedges	24,076	(2)	—	—
Total	$24,079	$(16)	$623	$3,071

Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$55	$—	$401	$902
Total cash flow hedges	55	—	401	902
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(3,990)	—	—	—
Foreign currency exchange rate derivatives	293	(104)	—	—
Equity derivatives	(7,014)	—	—	—
Embedded derivatives	(54,614)	—	—	—
Total non-qualifying hedges	(65,325)	(104)	—	—
Total	$(65,270)	$(104)	$401	$902
At June 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $8.9 million and $5.8 million, respectively.
Counterparty Credit Risk
The Company may be exposed to credit-related losses in the event of counterparty nonperformance on derivative instruments. Generally, the credit exposure is the fair value at the reporting date less any collateral received from the counterparty.
The Company manages its credit risk by: (i) entering into derivative transactions with creditworthy counterparties governed by master netting agreements; (ii) trading through regulated exchanges and central clearing counterparties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In thousands)
June 30, 2019
Derivative assets	$49,664	$(10,170)	$(31,818)	$7,676	$(3,915)	$3,761
Derivative liabilities	$15,211	$(10,170)	$—	$5,041	$(5,041)	$—
December 31, 2018
Derivative assets	$29,006	$(365)	$(23,197)	$5,444	$(2,212)	$3,232
Derivative liabilities	$411	$(365)	$—	$46	$(46)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The following table presents the aggregate estimated fair value of derivatives in a net liability position containing such credit contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments.

	June 30, 2019	December 31, 2018
	(In thousands)
Estimated fair value of derivatives in a net liability position (1)	$5,041	$46
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$6,270	$158
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,302,367	$3,713	$1,306,080
U.S. government and agency	191,142	130,254	—	321,396
Foreign corporate	—	388,308	17,708	406,016
CMBS	—	295,060	—	295,060
RMBS	—	316,951	—	316,951
ABS	—	76,294	—	76,294
State and political subdivision	—	74,654	—	74,654
Foreign government	—	21,340	—	21,340
Total fixed maturity securities	191,142	2,605,228	21,421	2,817,791
Derivative assets: (1)
Interest rate	—	2,925	—	2,925
Foreign currency exchange rate	—	13,003	—	13,003
Equity market	—	33,462	—	33,462
Total derivative assets	—	49,390	—	49,390
Embedded derivatives within asset host contracts (2)	—	—	330,407	330,407
Separate account assets	—	4,612,744	—	4,612,744
Total assets	$191,142	$7,267,362	$351,828	$7,810,332
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$372	$—	$372
Equity market	—	14,859	—	14,859
Total derivative liabilities	—	15,231	—	15,231
Embedded derivatives within liability host contracts (2)	—	—	69,934	69,934
Total liabilities	$—	$15,231	$69,934	$85,165

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2019.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Derivatives
The fair values for OTC-bilateral derivatives classified as Level 2 assets or liabilities are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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

					June 30, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.50%	-	22.00%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.94%	-	2.43%	1.91%	-	2.66%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Derivatives (2)	Net Embedded Derivatives (3)
	(In thousands)
Three Months Ended June 30, 2019
Balance, beginning of period	$13,725	$10,177	$—	$261,740
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	9	—	—	14,594
Total realized/unrealized gains (losses) included in AOCI	(187)	—	—	—
Purchases (6)	9,000	—	—	—
Sales (6)	(63)	—	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(15,861)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(1,063)	(10,177)	—	—
Balance, end of period	$21,421	$—	$—	$260,473
Three Months Ended June 30, 2018
Balance, beginning of period	$92,080	$21,337	$—	$311,011
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(221)	78	—	(23,904)
Total realized/unrealized gains (losses) included in AOCI	(3,003)	98	—	—
Purchases (6)	10,498	6,901	—	—
Sales (6)	(4,109)	(301)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(5,922)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	—	(1,951)	—	—
Balance, end of period	$95,245	$26,162	$—	$281,185
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (8)	$9	$—	$—	$25,980
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (8)	$4	$78	$—	$(15,574)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Derivatives (2)	Net Embedded Derivatives (3)
	(In thousands)
Six Months Ended June 30, 2019
Balance, beginning of period	$13,310	$4,731	$472	$311,306
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	18	—	—	(20,307)
Total realized/unrealized gains (losses) included in AOCI	201	—	—	—
Purchases (6)	9,000	—	—	—
Sales (6)	(111)	—	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(30,526)
Transfers into Level 3 (7)	262	—	—	—
Transfers out of Level 3 (7)	(1,259)	(4,731)	(472)	—
Balance, end of period	$21,421	$—	$—	$260,473
Six Months Ended June 30, 2018
Balance, beginning of period	$95,950	$19,557	$—	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(220)	186	—	(54,614)
Total realized/unrealized gains (losses) included in AOCI	(3,778)	208	—	—
Purchases (6)	11,285	6,901	—	—
Sales (6)	(4,826)	(690)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(11,834)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(3,166)	—	—	—
Balance, end of period	$95,245	$26,162	$—	$281,185
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (8)	$18	$—	$—	$39,060
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (8)	$8	$187	$—	$(48,637)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$520,644	$—	$—	$538,265	$538,265
Premiums, reinsurance and other receivables	$18,403	$—	$3,213	$14,265	$17,478
Liabilities
Policyholder account balances	$995,188	$—	$—	$956,791	$956,791
Other liabilities	$35,047	$—	$35,047	$—	$35,047

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$448,105	$—	$—	$447,510	$447,510
Premiums, reinsurance and other receivables	$20,001	$—	$2,314	$15,512	$17,826
Liabilities
Policyholder account balances	$1,056,419	$—	$—	$949,916	$949,916
Other liabilities	$10,399	$—	$10,399	$—	$10,399

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Capital Transactions
During the first quarter of 2019, the Company received a cash capital contribution of $75 million from Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, March 31, 2019	$26,235	$4,614	$30,849
OCI before reclassifications	78,579	4,106	82,685
Deferred income tax benefit (expense)	(16,501)	(862)	(17,363)
AOCI before reclassifications, net of income tax	88,313	7,858	96,171
Amounts reclassified from AOCI	(5,655)	(3)	(5,658)
Deferred income tax benefit (expense)	1,186	1	1,187
Amounts reclassified from AOCI, net of income tax	(4,469)	(2)	(4,471)
Balance, June 30, 2019	$83,844	$7,856	$91,700

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, March 31, 2018	$1,150	$(1,812)	$(662)
OCI before reclassifications	(24,793)	3,576	(21,217)
Deferred income tax benefit (expense)	5,206	(751)	4,455
AOCI before reclassifications, net of income tax	(18,437)	1,013	(17,424)
Amounts reclassified from AOCI	2,117	(49)	2,068
Deferred income tax benefit (expense)	(445)	11	(434)
Amounts reclassified from AOCI, net of income tax	1,672	(38)	1,634
Balance, June 30, 2018	$(16,765)	$975	$(15,790)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2018	$(20,503)	$5,432	$(15,071)
OCI before reclassifications	137,268	3,071	140,339
Deferred income tax benefit (expense)	(28,826)	(645)	(29,471)
AOCI before reclassifications, net of income tax	87,939	7,858	95,797
Amounts reclassified from AOCI	(5,184)	(3)	(5,187)
Deferred income tax benefit (expense)	1,089	1	1,090
Amounts reclassified from AOCI, net of income tax	(4,095)	(2)	(4,097)
Balance, June 30, 2019	$83,844	$7,856	$91,700

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2017	$29,323	$305	$29,628
OCI before reclassifications	(63,292)	902	(62,390)
Deferred income tax benefit (expense)	13,289	(189)	13,100
AOCI before reclassifications, net of income tax	(20,680)	1,018	(19,662)
Amounts reclassified from AOCI	4,956	(55)	4,901
Deferred income tax benefit (expense)	(1,041)	12	(1,029)
Amounts reclassified from AOCI, net of income tax	3,915	(43)	3,872
Balance, June 30, 2018	$(16,765)	$975	$(15,790)
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$5,663	$(2,123)	$5,198	$(4,962)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	6	—	6	Net investment income
Net unrealized investment gains (losses)	(8)	—	(14)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	5,655	(2,117)	5,184	(4,956)
Income tax (expense) benefit	(1,186)	445	(1,089)	1,041
Net unrealized investment gains (losses), net of income tax	4,469	(1,672)	4,095	(3,915)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	3	49	3	55	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	49	3	55
Income tax (expense) benefit	(1)	(11)	(1)	(12)
Gains (losses) on cash flow hedges, net of income tax	2	38	2	43
Total reclassifications, net of income tax	$4,471	$(1,634)	$4,097	$(3,872)

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
Other revenues consisted primarily of 12b-1 fees of $3.2 million and $6.3 million for the three months and six months ended June 30, 2019, respectively, and $3.4 million and $6.9 million for the three months and six months ended June 30, 2018, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Compensation	$4,771	$3,680	$9,440	$7,190
Contracted services and other labor costs	3,439	2,685	6,036	4,522
Transition services agreements	3,743	2,818	7,527	5,765
Establishment costs	1,360	—	2,841	—
Premium and other taxes, licenses and fees	(653)	742	51	1,785
Volume related costs, excluding compensation, net of DAC capitalization	4,715	4,546	8,714	9,810
Other	2,249	1,710	3,905	2,836
Total other expenses	$19,624	$16,181	$38,514	$31,908

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $15.1 million and $7.6 million at June 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.7 million and $11.4 million at June 30, 2019 and December 31, 2018, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both June 30, 2019 and December 31, 2018.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Premiums
Reinsurance ceded	$(10,776)	$(9,614)	$(20,986)	$(17,726)
Universal life and investment-type product policy fees
Reinsurance ceded	$(990)	$(873)	$(1,793)	$(1,916)
Other revenues
Reinsurance ceded	$(24,998)	$(15,490)	$(48,506)	$(31,426)
Policyholder benefits and claims
Reinsurance ceded	$(17,745)	$(21,762)	$(25,958)	$(46,494)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2019	December 31, 2018
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$575,642	$534,487
Liabilities
Other liabilities	$423,852	$429,656

The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $330.4 million and $298.1 million at June 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were $34.8 million and $31.4 million for the three months and six months ended June 30, 2019, respectively, and ($25.6) million and ($71.4) million for the three months and six months ended June 30, 2018, respectively.
Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $15.2 million and $30.3 million for the three months and six months ended June 30, 2019, respectively, and $10.1 million and $19.8 million for the three months and six months ended June 30, 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $2.9 million and $5.8 million for the three months and six months ended June 30, 2019, respectively, and $3.1 million and $6.3 million for the three months and six months ended June 30, 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($6.6) million and $622 thousand at June 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would not have incurred additional expenses for the three months and six months ended June 30, 2019. The Company would have incurred additional expenses of $2.2 million and $4.1 million under this arrangement for the three months and six months ended June 30, 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $2.9 million and $5.8 million for the three months and six months ended June 30, 2019, respectively, and $3.1 million and $6.3 million for the three months and six months ended June 30, 2018, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $17.0 million and $31.7 million for the three months and six months ended June 30, 2019, respectively, and $12.2 million and $25.3 million for the three months and six months ended June 30, 2018, respectively. The Company also had related party fee income receivables of $962 thousand and $951 thousand at June 30, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2019; and (iv) our current reports on Form 8-K filed in 2019.
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
NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
The NAIC adopted a revised framework for statutory accounting, reserve and capital requirements for variable annuities in August 2018. The framework is designed to mitigate the motivation for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 (“AG 43”) and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. The changes to AG 43 and RBC C3 Phase II are intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. On August 6, 2019, the NAIC adopted changes to AG 43 and submitted the RBC C3 Phase II changes for NAIC Executive Committee and Plenary consent (which will be adopted after 10 days, unless otherwise objected to in accordance with the NAIC bylaws). The changes will become effective as of January 1, 2020, with early adoption permitted as of December 31, 2019.
The adopted changes will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. We have not yet determined what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.

In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the risk-based capital (“RBC”) calculation. On August 7, 2018 the NAIC Executive Committee and Plenary, a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee, adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance subsidiaries was in excess of RBC levels required by regulators.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and New York enacted legislation adopting PBR in December 2018. At the same time, the New York Department of Financial Services adopted a temporary regulation to implement PBR while it develops a final regulation. PBR legislation was signed into law in Massachusetts in January 2019. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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
Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation” in our 2018 Annual Report.
New SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, the package of new regulations (i) requires broker-dealers to act in the best interest of their retail clients without placing their own interests ahead of those of their clients when providing securities recommendations or advice; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals and, in the case of broker-dealers, disclosing all material facts about conflicts of interest; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their customers. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. It is also unclear whether Regulation Best Interest will have any preemptive effect on similar existing or forthcoming state-level standard of conduct regulations.

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
Other Financial Disclosures
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company-sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Results of Operations
Results for the Six Months Ended June 30, 2019 and 2018
Business Overview. Annuity sales increased 42% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. This increase resulted primarily from sales of our structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”).
A significant portion of our net income is driven by separate account balances, related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Variable annuities separate account balances increased for the six months ended June 30, 2019, compared to December 31, 2018, driven by positive equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Revenues
Premiums	$15,998	$19,405
Universal life and investment-type product policy fees	47,393	51,869
Net investment income	56,209	48,020
Other revenues	(42,031)	(24,620)
Net investment gains (losses)	5,020	(4,418)
Net derivative gains (losses)	24,063	(65,374)
Total revenues	106,652	24,882
Expenses
Policyholder benefits and claims	23,847	2,407
Interest credited to policyholder account balances	17,391	18,569
Capitalization of DAC	(18,451)	(14,407)
Amortization of DAC and VOBA	6,463	(1,828)
Other expenses	56,965	46,315
Total expenses	86,215	51,056
Income (loss) before provision for income tax	20,437	(26,174)
Provision for income tax expense (benefit)	2,961	(6,843)
Net income (loss)	$17,476	$(19,331)

The table below shows the components of net income (loss).

	Six Months Ended June 30,
	2019	2018
	(In thousands)
GMLB Riders	$44,454	$(45,208)
Other derivative instruments	(5,504)	(3,924)
Net investment gains (losses)	5,020	(4,418)
Other adjustments	304	455
Pre-tax adjusted earnings	(23,837)	26,921
Income (loss) before provision for income tax	20,437	(26,174)
Provision for income tax expense (benefit)	2,961	(6,843)
Net income (loss)	$17,476	$(19,331)
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Net income before provision for income tax was $20.4 million ($17.5 million, net of income tax), an increase of $46.6 million ($36.8 million, net of income tax) from a loss before provision for income tax of $26.2 million ($19.3 million, net of income tax) in the prior period.
The improvement in income before provision for income tax was primarily due to:

•	net favorable changes in guaranteed minimum living benefits (“GMLB”) Riders driven by:

◦	gains on the fair value of our ceded variable annuity riders, primarily driven by lower interest rates, net of the impact of higher equity markets partially offset by

◦
losses on the fair value of the Shield Annuities as the positive equity markets in the current period had an unfavorable impact on the embedded derivative liabilities which exceeded the favorable impact to the equity indexed options hedging the liabilities, and

•	higher net investment gains reflecting gains on the sale of fixed maturities in the current period compared to net losses on the sale of fixed maturity securities in the prior period.
The decrease in the loss before provision for income tax was partially offset by lower adjusted earnings discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 14%, compared to 26% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net income (loss)	$17,476	$(19,331)
Add: Provision for income tax expense (benefit)	2,961	(6,843)
Income (loss) before provision for income tax	20,437	(26,174)
Less: GMLB Riders	44,454	(45,208)
Less: Other derivative instruments	(5,504)	(3,924)
Less: Net investment gains (losses)	5,020	(4,418)
Less: Other adjustments	304	455
Pre-tax adjusted earnings	(23,837)	26,921
Less: Provision for income tax expense (benefit)	(6,336)	4,306
Adjusted earnings	$(17,501)	$22,615

Results for the Six Months Ended June 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Fee income	$67,100	$74,758
Net investment spread	29,780	20,535
Insurance-related activities	(64,467)	(21,584)
Amortization of DAC and VOBA	(17,736)	(14,880)
Other expenses, net of DAC capitalization	(38,514)	(31,908)
Pre-tax adjusted earnings	(23,837)	26,921
Provision for income tax expense (benefit)	(6,336)	4,306
Adjusted earnings	$(17,501)	$22,615
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were a loss of $17.5 million, a decrease of $40.1 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	higher reserves in the current period on yearly renewable term business reinsured to an affiliate, and

◦	unfavorable change in the fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts;

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances; and

•	higher other expenses due to an increase in the allocation of corporate expenses.
The decrease in adjusted earnings was partially offset by higher net investment spread, reflecting higher average invested assets resulting from positive net flows in the general account.
The provision for income tax in the current period led to an effective tax rate of 27%, compared to 16% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.

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

Exhibit No.	Description
10.1*	First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 8, 2019