Form 10-Q
period 2019-09-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2019-11-06
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 6, 2019, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	18
	Note 6 — Fair Value	24
	Note 7 — Equity	33
	Note 8 — Other Revenues and Other Expenses	35
	Note 9 — Contingencies, Commitments and Guarantees	36
	Note 10 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 4.	Controls and Procedures	49

Part II — Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	50

Signatures		51

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,837,125 and $2,469,801, respectively)	$3,023,679	$2,433,633
Mortgage loans (net of valuation allowances of $2,419 and $1,937, respectively)	562,241	448,105
Other invested assets, principally at estimated fair value	29,276	35,815
Total investments	3,615,196	2,917,553
Cash and cash equivalents	165,538	120,130
Accrued investment income	44,731	20,605
Premiums, reinsurance and other receivables	678,840	580,480
Deferred policy acquisition costs and value of business acquired	160,627	185,586
Current income tax recoverable	10,791	—
Other assets	31,731	37,348
Separate account assets	4,533,701	4,268,423
Total assets	$9,241,155	$8,130,125
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$742,320	$718,599
Policyholder account balances	2,155,849	1,692,498
Other policy-related balances	12,662	9,288
Payables for collateral under derivative transactions	27,322	23,581
Current income tax payable	—	1,755
Deferred income tax liability	168,148	107,853
Other liabilities	496,686	471,490
Separate account liabilities	4,533,701	4,268,423
Total liabilities	8,136,688	7,293,487
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	490,931	415,931
Retained earnings (deficit)	478,305	433,778
Accumulated other comprehensive income (loss)	133,231	(15,071)
Total stockholder's equity	1,104,467	836,638
Total liabilities and stockholder's equity	$9,241,155	$8,130,125
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$5,249	$8,112	$21,247	$27,517
Universal life and investment-type product policy fees	24,814	25,515	72,207	77,384
Net investment income	31,861	25,264	88,070	73,284
Other revenues	(21,330)	(13,217)	(63,361)	(37,837)
Net investment gains (losses)	(1,200)	(330)	3,820	(4,748)
Net derivative gains (losses)	50,606	(27,153)	74,669	(92,527)
Total revenues	90,000	18,191	196,652	43,073
Expenses
Policyholder benefits and claims	14,002	(1,347)	37,849	1,060
Interest credited to policyholder account balances	9,117	9,577	26,508	28,146
Amortization of deferred policy acquisition costs and value of business acquired	14,847	4,085	21,310	2,257
Other expenses	19,754	18,764	58,268	50,672
Total expenses	57,720	31,079	143,935	82,135
Income (loss) before provision for income tax	32,280	(12,888)	52,717	(39,062)
Provision for income tax expense (benefit)	5,229	(4,404)	8,190	(11,247)
Net income (loss)	$27,051	$(8,484)	$44,527	$(27,815)
Comprehensive income (loss)	$68,582	$(22,013)	$192,829	$(86,762)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2,000	$415,931	$433,778	$(15,071)	$836,638
Capital contribution		75,000			75,000
Net income (loss)			17,476		17,476
Other comprehensive income (loss), net of income tax				106,771	106,771
Balance at June 30, 2019	2,000	490,931	451,254	91,700	1,035,885
Net income (loss)			27,051		27,051
Other comprehensive income (loss), net of income tax				41,531	41,531
Balance at September 30, 2019	$2,000	$490,931	$478,305	$133,231	$1,104,467

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2017	$2,000	$415,931	$395,928	$29,628	$843,487
Net income (loss)			(19,331)		(19,331)
Other comprehensive income (loss), net of income tax				(45,418)	(45,418)
Balance at June 30, 2018	2,000	415,931	376,597	(15,790)	778,738
Net income (loss)			(8,484)		(8,484)
Other comprehensive income (loss), net of income tax				(13,529)	(13,529)
Balance at September 30, 2018	$2,000	$415,931	$368,113	$(29,319)	$756,725

See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(6,578)	$86,693
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	537,957	214,723
Mortgage loans	20,354	6,226
Purchases of:
Fixed maturity securities	(877,954)	(460,830)
Mortgage loans	(134,795)	(34,094)
Cash received in connection with freestanding derivatives	72,495	5,792
Cash paid in connection with freestanding derivatives	(10,369)	(39,942)
Net change in other invested assets	6,337	379
Net cash provided by (used in) investing activities	(385,975)	(307,746)
Cash flows from financing activities
Policyholder account balances:
Deposits	475,330	331,880
Withdrawals	(116,143)	(87,402)
Net change in payables for collateral under derivative transactions	3,741	30,701
Capital contribution	75,000	—
Financing element on certain derivative instruments and other derivative related transactions, net	33	—
Net cash provided by (used in) financing activities	437,961	275,179
Change in cash, cash equivalents and restricted cash	45,408	54,126
Cash, cash equivalents and restricted cash, beginning of period	120,130	86,154
Cash, cash equivalents and restricted cash, end of period	$165,538	$140,280
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$1	$12

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
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 balance sheet data was derived from audited financial statements included in Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2018 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of September 30, 2019 are summarized in the table below.

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
The amendments were originally effective on January 1, 2021. On October 16, 2019, the FASB voted to change the effective date of the ASU to January 1, 2022.
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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The impact upon adoption is not expected to be material.

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2019 and 2018.

	Operating Results
Three Months Ended September 30, 2019	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$(13,103)	$(4,095)	$151	$(17,047)
Provision for income tax expense (benefit)	(2,986)	(861)	(1,284)	(5,131)
Adjusted earnings	$(10,117)	$(3,234)	$1,435	(11,916)
Adjustments for:
Net investment gains (losses)				(1,200)
Net derivative gains (losses)				50,606
Other adjustments to net income				(79)
Provision for income tax (expense) benefit				(10,360)
Net income (loss)				$27,051

Interest revenue	$21,493	$9,789	$682

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$12,592	$5,596	$(3,687)	$14,501
Provision for income tax expense (benefit)	1,881	1,173	(1,066)	1,988
Adjusted earnings	$10,711	$4,423	$(2,621)	12,513
Adjustments for:
Net investment gains (losses)				(330)
Net derivative gains (losses)				(27,153)
Other adjustments to net income				94
Provision for income tax (expense) benefit				6,392
Net income (loss)				$(8,484)

Interest revenue	$16,236	$8,662	$461

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2019	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$(25,054)	$(14,279)	$(1,551)	$(40,884)
Provision for income tax expense (benefit)	(6,340)	(2,999)	(2,128)	(11,467)
Adjusted earnings	$(18,714)	$(11,280)	$577	(29,417)
Adjustments for:
Net investment gains (losses)				3,820
Net derivative gains (losses)				74,669
Other adjustments to net income				15,112
Provision for income tax (expense) benefit				(19,657)
Net income (loss)				$44,527

Interest revenue	$59,372	$27,399	$1,589

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Corporate & Other	Total
	(In thousands)
Pre-tax adjusted earnings	$24,496	$18,166	$(1,240)	$41,422
Provision for income tax expense (benefit)	3,418	3,815	(939)	6,294
Adjusted earnings	$21,078	$14,351	$(301)	35,128
Adjustments for:
Net investment gains (losses)				(4,748)
Net derivative gains (losses)				(92,527)
Other adjustments to net income				16,791
Provision for income tax (expense) benefit				17,541
Net income (loss)				$(27,815)

Interest revenue	$46,317	$25,983	$1,257

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Annuities	$22,044	$26,098	$65,751	$81,842
Life	14,224	15,079	40,348	45,182
Corporate & Other	1,058	1,120	2,256	3,223
Adjustments	52,674	(24,106)	88,297	(87,174)
Total	$90,000	$18,191	$196,652	$43,073

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2019	December 31, 2018
	(In thousands)
Annuities	$8,003,389	$7,034,394
Life	1,177,511	1,083,641
Corporate & Other	60,255	12,090
Total	$9,241,155	$8,130,125

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
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in thousands)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,539,418		$3,651,540		$4,274,326		$3,483,668
Separate account value	$4,531,579		$3,651,158		$4,266,520		$3,482,829
Net amount at risk	$10,247	(4)	$329,920	(5)	$193,102	(4)	$274,632	(5)
Average attained age of contract holders	68 years		68 years		67 years		67 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In thousands)
Fixed maturity securities:
U.S. corporate	$1,333,210	$86,339	$1,639	$—	$1,417,910	$890,676	$5,402	$23,034	$—	$873,044
U.S. government and agency	290,315	37,566	—	—	327,881	511,255	9,961	13,697	—	507,519
Foreign corporate	393,919	20,634	4,274	—	410,279	368,149	1,473	17,258	—	352,364
CMBS	321,766	20,885	90	—	342,561	325,491	1,481	4,121	—	322,851
RMBS	296,859	14,215	1,070	—	310,004	200,827	4,643	2,882	—	202,588
ABS	95,336	920	445	—	95,811	79,806	158	1,133	—	78,831
State and political subdivision	85,587	11,602	39	—	97,150	66,131	4,777	1,083	—	69,825
Foreign government	20,133	2,021	71	—	22,083	27,466	140	995	—	26,611
Total fixed maturity securities	$2,837,125	$194,182	$7,628	$—	$3,023,679	$2,469,801	$28,035	$64,203	$—	$2,433,633

The Company held no non-income producing fixed maturity securities at either September 30, 2019 or December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In thousands)
Amortized cost	$66,292	$355,561	$928,414	$772,897	$713,961	$2,837,125
Estimated fair value	$66,775	$364,591	$981,126	$862,811	$748,376	$3,023,679

__________________

(1)
Structured securities include commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

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

	September 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
U.S. corporate	$58,009	$1,131	$34,657	$508	$483,424	$15,849	$131,812	$7,185
U.S. government and agency	—	—	—	—	102,447	1,925	296,265	11,772
Foreign corporate	30,549	936	27,262	3,338	194,924	10,156	72,803	7,102
CMBS	19	—	7,347	90	119,412	1,909	44,775	2,212
RMBS	8,433	96	7,907	974	57,510	1,746	28,573	1,136
ABS	26,851	111	14,815	334	51,028	985	11,699	148
State and political subdivision	12,670	39	—	—	18,260	744	13,999	339
Foreign government	944	71	—	—	7,435	716	6,782	279
Total fixed maturity securities	$137,475	$2,384	$91,988	$5,244	$1,034,440	$34,030	$606,708	$30,173
Total number of securities in an unrealized loss position	55		40		364		146

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $56.6 million during the nine months ended September 30, 2019 to $7.6 million. The decrease in gross unrealized losses for the nine months ended September 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At September 30, 2019, $939 thousand of the total $7.6 million of gross unrealized losses were from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage loans:
Commercial	$403,516	71.8%	$310,681	69.3%
Agricultural	161,144	28.6	139,361	31.1
Subtotal	564,660	100.4	450,042	100.4
Valuation allowances (1)	(2,419)	(0.4)	(1,937)	(0.4)
Total mortgage loans, net	$562,241	100.0%	$448,105	100.0%

__________________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in thousands)
September 30, 2019
Loan-to-value ratios:
Less than 65%	$369,937	$5,100	$—	$375,037	92.9%
65% to 75%	24,206	—	—	24,206	6.0
76% to 80%	4,273	—	—	4,273	1.1
Total	$398,416	$5,100	$—	$403,516	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$273,681	$5,000	$13,447	$292,128	94.0%
65% to 75%	14,257	—	—	14,257	4.6
76% to 80%	4,296	—	—	4,296	1.4
Total	$292,234	$5,000	$13,447	$310,681	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in thousands)
Loan-to-value ratios:
Less than 65%	$150,027	93.1%	$133,884	96.1%
65% to 75%	11,117	6.9	5,477	3.9
Total	$161,144	100.0%	$139,361	100.0%

Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both September 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due or in nonaccrual status at either September 30, 2019 or December 31, 2018. During the three months and nine months ended September 30, 2019 and 2018, the Company had no mortgage loans modified in a troubled debt restructuring.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Fixed maturity securities	$186,554	$(36,166)
Derivatives	11,189	5,791
Subtotal	197,743	(30,375)
Amounts allocated from:
Future policy benefits	(5,896)	—
DAC and DSI	(23,199)	11,299
Deferred income tax benefit (expense)	(35,417)	4,005
Net unrealized investment gains (losses)	$133,231	$(15,071)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2019
(In thousands)
Balance, December 31, 2018	$(15,071)
Unrealized investment gains (losses) during the period	228,118
Unrealized investment gains (losses) relating to:
Future policy benefits	(5,896)
DAC and DSI	(34,498)
Deferred income tax benefit (expense)	(39,422)
Balance, September 30, 2019	$133,231
Change in net unrealized investment gains (losses)	$148,302

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2019 and December 31, 2018.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value:

	September 30, 2019	December 31, 2018
	(In thousands)
Invested assets on deposit (regulatory deposits)	$1,676	$1,482
Invested assets pledged as collateral (1)	8,380	158
Total invested assets on deposit and pledged as collateral (2)	$10,056	$1,640

__________________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).

(2)	The Company held no restricted cash at either September 30, 2019 or December 31, 2018.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

There were no material VIEs for which the Company has concluded that it is the primary beneficiary at September 30, 2019 or December 31, 2018.
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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In thousands)
Fixed maturity securities	$412,339	$389,432	$409,699	$409,699

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Investment income:
Fixed maturity securities	$25,892	$21,645	$73,590	$62,947
Mortgage loans	5,590	4,392	14,408	12,897
Policy loans	4	2	4	3
Cash, cash equivalents and short-term investments	1,075	393	2,227	849
Other	132	239	843	560
Subtotal	32,693	26,671	91,072	77,256
Less: Investment expenses	832	1,407	3,002	3,972
Net investment income	$31,861	$25,264	$88,070	$73,284

See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Fixed maturity securities	$(984)	$(119)	$4,210	$(5,081)
Mortgage loans	(277)	(218)	(482)	(165)
Other	61	7	92	498
Total net investment gains (losses)	$(1,200)	$(330)	$3,820	$(4,748)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($57) thousand and ($54) thousand for the three months and nine months ended September 30, 2019, respectively, and ($13) thousand and $279 thousand for the three months and nine months ended September 30, 2018, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds	$41,741	$995	$455,423	$127,671
Gross investment gains	$530	$—	$7,181	$36
Gross investment losses	(1,514)	(119)	(2,971)	(5,117)
Net investment gains (losses)	$(984)	$(119)	$4,210	$(5,081)

Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $2.3 million for the three months and nine months ended September 30, 2018, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		September 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$93,809	$10,775	$—	$82,704	$5,649	$187
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800,000	1,765	—	800,000	9,284	—
Foreign currency swaps	Foreign currency exchange rate	17,892	5,235	—	28,133	3,395	144
Equity index options	Equity market	1,525,992	10,749	17,352	2,154,321	10,389	96
Total non-designated or nonqualifying derivatives		2,343,884	17,749	17,352	2,982,454	23,068	240
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	402,674	—	N/A	298,112	—
Direct guaranteed minimum benefits	Other	N/A	—	(211)	N/A	—	(18,811)
Direct index-linked annuities	Other	N/A	—	103,500	N/A	—	5,617
Total embedded derivatives	Other	N/A	402,674	103,289	N/A	298,112	(13,194)
Total		$2,437,693	$431,198	$120,641	$3,065,158	$326,829	$(12,767)

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
	(In thousands)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$138	$2,330
Total cash flow hedges	—	—	138	2,330
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,160)	—	—	—
Foreign currency exchange rate derivatives	1,213	(130)	—	—
Equity derivatives	(4,556)	—	—	—
Embedded derivatives	55,239	—	—	—
Total non-qualifying hedges	50,736	(130)	—	—
Total	$50,736	$(130)	$138	$2,330
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$3	$9	$239	$65
Total cash flow hedges	3	9	239	65
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	414	—	—	—
Foreign currency exchange rate derivatives	49	(52)	—	—
Equity derivatives	8,914	—	—	—
Embedded derivatives	(36,490)	—	—	—
Total non-qualifying hedges	(27,113)	(52)	—	—
Total	$(27,110)	$(43)	$239	$65

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In thousands)
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$3	$(14)	$761	$5,401
Total cash flow hedges	3	(14)	761	5,401
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(7,519)	—	—	—
Foreign currency exchange rate derivatives	2,268	(132)	—	—
Equity derivatives	45,131	—	—	—
Embedded derivatives	34,932	—	—	—
Total non-qualifying hedges	74,812	(132)	—	—
Total	$74,815	$(146)	$761	$5,401
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$58	$9	$640	$967
Total cash flow hedges	58	9	640	967
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(3,576)	—	—	—
Foreign currency exchange rate derivatives	342	(156)	—	—
Equity derivatives	1,900	—	—	—
Embedded derivatives	(91,104)	—	—	—
Total non-qualifying hedges	(92,438)	(156)	—	—
Total	$(92,380)	$(147)	$640	$967
At September 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $11.2 million and $5.8 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In thousands)
September 30, 2019
Derivative assets	$28,937	$(10,742)	$(14,722)	$3,473	$(3,394)	$79
Derivative liabilities	$17,352	$(10,742)	$—	$6,610	$(6,610)	$—
December 31, 2018
Derivative assets	$29,006	$(365)	$(23,197)	$5,444	$(2,212)	$3,232
Derivative liabilities	$411	$(365)	$—	$46	$(46)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
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

	September 30, 2019	December 31, 2018
	(In thousands)
Estimated fair value of derivatives in a net liability position (1)	$6,610	$46
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$8,379	$158
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	September 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,403,471	$14,439	$1,417,910
U.S. government and agency	188,414	139,467	—	327,881
Foreign corporate	—	393,633	16,646	410,279
CMBS	—	342,561	—	342,561
RMBS	—	310,004	—	310,004
ABS	—	90,511	5,300	95,811
State and political subdivision	—	97,150	—	97,150
Foreign government	—	22,083	—	22,083
Total fixed maturity securities	188,414	2,798,880	36,385	3,023,679
Derivative assets: (1)
Interest rate	—	1,765	—	1,765
Foreign currency exchange rate	—	16,010	—	16,010
Equity market	—	10,749	—	10,749
Total derivative assets	—	28,524	—	28,524
Embedded derivatives within asset host contracts (2)	—	—	402,674	402,674
Separate account assets	—	4,533,701	—	4,533,701
Total assets	$188,414	$7,361,105	$439,059	$7,988,578
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$—	$—	$—
Equity market	—	17,352	—	17,352
Total derivative liabilities	—	17,352	—	17,352
Embedded derivatives within liability host contracts (2)	—	—	103,289	103,289
Total liabilities	$—	$17,352	$103,289	$120,641

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2019.
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

					September 30, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.50%	-	22.00%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.61%	-	2.37%	1.91%	-	2.66%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Derivatives (2)	Net Embedded Derivatives (3)
	(In thousands)
Three Months Ended September 30, 2019
Balance, beginning of period	$21,421	$—	$—	$260,473
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	9	—	—	55,239
Total realized/unrealized gains (losses) included in AOCI	4	—	—	—
Purchases (6)	10,741	5,300	—	—
Sales (6)	(83)	—	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(16,327)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(1,007)	—	—	—
Balance, end of period	$31,085	$5,300	$—	$299,385
Three Months Ended September 30, 2018
Balance, beginning of period	$95,245	$26,162	$—	$281,185
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	4	51	—	(36,490)
Total realized/unrealized gains (losses) included in AOCI	(1,278)	88	—	—
Purchases (6)	—	3,000	—	—
Sales (6)	(606)	(417)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(6,201)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(9,500)	(4,500)	—	—
Balance, end of period	$83,865	$24,384	$—	$238,494
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (8)	$9	$—	$—	$50,269
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (8)	$4	$51	$—	$(8,229)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Derivatives (2)	Net Embedded Derivatives (3)
	(In thousands)
Nine Months Ended September 30, 2019
Balance, beginning of period	$13,310	$4,731	$472	$311,306
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	27	—	—	34,932
Total realized/unrealized gains (losses) included in AOCI	199	—	—	—
Purchases (6)	18,741	5,300	—	—
Sales (6)	(195)	—	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(46,853)
Transfers into Level 3 (7)	262	—	—	—
Transfers out of Level 3 (7)	(1,259)	(4,731)	(472)	—
Balance, end of period	$31,085	$5,300	$—	$299,385
Nine Months Ended September 30, 2018
Balance, beginning of period	$95,950	$19,557	$—	$347,633
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(216)	237	—	(91,104)
Total realized/unrealized gains (losses) included in AOCI	(5,024)	296	—	—
Purchases (6)	1,753	5,401	—	—
Sales (6)	(5,432)	(1,107)	—	—
Issuances (6)	—	—	—	—
Settlements (6)	—	—	—	(18,035)
Transfers into Level 3 (7)	—	—	—	—
Transfers out of Level 3 (7)	(3,166)	—	—	—
Balance, end of period	$83,865	$24,384	$—	$238,494
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (8)	$27	$—	$—	$89,329
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (8)	$12	$237	$—	$(56,866)
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$562,241	$—	$—	$588,195	$588,195
Premiums, reinsurance and other receivables	$14,885	$—	$334	$14,243	$14,577
Liabilities
Policyholder account balances	$979,845	$—	$—	$977,640	$977,640
Other liabilities	$49,057	$—	$49,057	$—	$49,057

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Mortgage loans	$448,105	$—	$—	$447,510	$447,510
Premiums, reinsurance and other receivables	$20,001	$—	$2,314	$15,512	$17,826
Liabilities
Policyholder account balances	$1,056,419	$—	$—	$949,916	$949,916
Other liabilities	$10,399	$—	$10,399	$—	$10,399

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Equity
Capital Transactions
During the first quarter of 2019, the Company received a cash capital contribution of $75 million from Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, June 30, 2019	$83,844	$7,856	$91,700
OCI before reclassifications	49,440	2,330	51,770
Deferred income tax benefit (expense)	(10,383)	(489)	(10,872)
AOCI before reclassifications, net of income tax	122,901	9,697	132,598
Amounts reclassified from AOCI	802	—	802
Deferred income tax benefit (expense)	(169)	—	(169)
Amounts reclassified from AOCI, net of income tax	633	—	633
Balance, September 30, 2019	$123,534	$9,697	$133,231

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, June 30, 2018	$(16,765)	$975	$(15,790)
OCI before reclassifications	(17,301)	65	(17,236)
Deferred income tax benefit (expense)	3,634	(14)	3,620
AOCI before reclassifications, net of income tax	(30,432)	1,026	(29,406)
Amounts reclassified from AOCI	113	(3)	110
Deferred income tax benefit (expense)	(23)	—	(23)
Amounts reclassified from AOCI, net of income tax	90	(3)	87
Balance, September 30, 2018	$(30,342)	$1,023	$(29,319)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2018	$(20,503)	$5,432	$(15,071)
OCI before reclassifications	186,708	5,401	192,109
Deferred income tax benefit (expense)	(39,209)	(1,134)	(40,343)
AOCI before reclassifications, net of income tax	126,996	9,699	136,695
Amounts reclassified from AOCI	(4,382)	(3)	(4,385)
Deferred income tax benefit (expense)	920	1	921
Amounts reclassified from AOCI, net of income tax	(3,462)	(2)	(3,464)
Balance, September 30, 2019	$123,534	$9,697	$133,231

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)
Balance, December 31, 2017	$29,323	$305	$29,628
OCI before reclassifications	(80,593)	967	(79,626)
Deferred income tax benefit (expense)	16,923	(203)	16,720
AOCI before reclassifications, net of income tax	(34,347)	1,069	(33,278)
Amounts reclassified from AOCI	5,069	(58)	5,011
Deferred income tax benefit (expense)	(1,064)	12	(1,052)
Amounts reclassified from AOCI, net of income tax	4,005	(46)	3,959
Balance, September 30, 2018	$(30,342)	$1,023	$(29,319)
______________

(1)	See Note 4 for information on offsets to investments related to DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(802)	$(120)	$4,396	$(5,082)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	7	—	13	Net investment income
Net unrealized investment gains (losses)	—	—	(14)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(802)	(113)	4,382	(5,069)
Income tax (expense) benefit	169	23	(920)	1,064
Net unrealized investment gains (losses), net of income tax	(633)	(90)	3,462	(4,005)
Unrealized gains (losses) on derivatives - cash flow hedges:
Foreign currency swaps	—	3	3	58	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	3	3	58
Income tax (expense) benefit	—	—	(1)	(12)
Gains (losses) on cash flow hedges, net of income tax	—	3	2	46
Total reclassifications, net of income tax	$(633)	$(87)	$3,464	$(3,959)

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
Other revenues consisted primarily of 12b-1 fees of $3.2 million and $9.5 million for the three months and nine months ended September 30, 2019, respectively, and $3.4 million and $10.3 million for the three months and nine months ended September 30, 2018, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Compensation	$4,713	$3,028	$14,153	$10,218
Contracted services and other labor costs	3,797	2,456	9,833	6,978
Transition services agreements	3,688	2,706	11,215	8,471
Establishment costs	786	3,913	3,627	3,913
Premium and other taxes, licenses and fees	430	835	481	2,620
Volume related costs, excluding compensation, net of DAC capitalization	4,308	4,553	13,022	14,363
Other	2,032	1,273	5,937	4,109
Total other expenses	$19,754	$18,764	$58,268	$50,672

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $6.0 million and $7.6 million at September 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $3.5 million and $11.4 million at September 30, 2019 and December 31, 2018, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both September 30, 2019 and December 31, 2018.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Premiums
Reinsurance ceded	$(10,889)	$(9,310)	$(31,875)	$(27,036)
Universal life and investment-type product policy fees
Reinsurance ceded	$(701)	$(894)	$(2,494)	$(2,810)
Other revenues
Reinsurance ceded	$(24,580)	$(16,683)	$(73,086)	$(48,109)
Policyholder benefits and claims
Reinsurance ceded	$(6,531)	$(19,476)	$(32,489)	$(65,970)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	September 30, 2019	December 31, 2018
	(In thousands)
Assets
Premiums, reinsurance and other receivables	$630,767	$534,487
Liabilities
Other liabilities	$399,722	$429,656

The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $402.7 million and $298.1 million at September 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were $71.8 million and $103.2 million for the three months and nine months ended September 30, 2019, respectively, and ($28.3) million and ($99.7) million for the three months and nine months ended September 30, 2018, respectively.
Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $14.8 million and $45.1 million for the three months and nine months ended September 30, 2019, respectively, and $15.3 million and $35.2 million for the three months and nine months ended September 30, 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $3.0 million and $8.8 million for the three months and nine months ended September 30, 2019, respectively, and $3.1 million and $9.4 million for the three months and nine months ended September 30, 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($3.0) million and $622 thousand at September 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would not have incurred additional expenses for the three months and nine months ended September 30, 2019. The Company would have incurred additional expenses of $1.1 million and $2.2 million under this arrangement for the three months and nine months ended September 30, 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3.0 million and $8.8 million for the three months and nine months ended September 30, 2019, respectively, and $3.1 million and $9.4 million for the three months and nine months ended September 30, 2018, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $17.0 million and $48.7 million for the three months and nine months ended September 30, 2019, respectively, and $14.0 million and $39.3 million for the three months and nine months ended September 30, 2018, respectively. The Company also had related party fee income receivables of $969 thousand and $951 thousand at September 30, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2019; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Second Quarter Form 10-Q”) filed with the SEC on August 8, 2019; and (v) our current reports on Form 8-K filed in 2019.
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
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services. We are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2018 Annual Report, as amended or supplemented herein and in our Second Quarter Form 10-Q under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — NAIC” and “— Standard of Conduct Regulation.”

Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor (the “DOL”), the National Association of Insurance Commissioners, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. While we manufacture annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. Earlier this year, the DOL indicated that it may issue a new proposed rule on fiduciary investment advice under ERISA in 2019. At this time, we cannot predict the content or form of any such rule or its impact on our business, results of operations and financial condition. See “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Rule” and “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Results of Operations
Results for the Nine Months Ended September 30, 2019 and 2018
Business Overview. Annuity sales increased 43% compared to the first nine months of 2018 driven by sales of our structured annuities consisting of products marketed under various names (collectively, “Shield Annuities” or “Shield”).
A significant portion of our net income is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Variable annuities separate account balances increased for the nine months ended September 30, 2019, compared to December 31, 2018, driven by positive equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Revenues
Premiums	$21,247	$27,517
Universal life and investment-type product policy fees	72,207	77,384
Net investment income	88,070	73,284
Other revenues	(63,361)	(37,837)
Net investment gains (losses)	3,820	(4,748)
Net derivative gains (losses)	74,669	(92,527)
Total revenues	196,652	43,073
Expenses
Policyholder benefits and claims	37,849	1,060
Interest credited to policyholder account balances	26,508	28,146
Capitalization of DAC	(28,851)	(21,611)
Amortization of DAC and VOBA	21,310	2,257
Other expenses	87,119	72,283
Total expenses	143,935	82,135
Income (loss) before provision for income tax	52,717	(39,062)
Provision for income tax expense (benefit)	8,190	(11,247)
Net income (loss)	$44,527	$(27,815)

The table below shows the components of net income (loss).

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
GMLB Riders	$95,263	$(72,610)
Other derivative instruments	(5,684)	(3,596)
Net investment gains (losses)	3,820	(4,748)
Other adjustments	202	470
Pre-tax adjusted earnings	(40,884)	41,422
Income (loss) before provision for income tax	52,717	(39,062)
Provision for income tax expense (benefit)	8,190	(11,247)
Net income (loss)	$44,527	$(27,815)
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Net income before provision for income tax was $52.7 million ($44.5 million, net of income tax), an increase of $91.8 million ($72.3 million, net of income tax) from a loss before provision for income tax of $39.1 million ($27.8 million, net of income tax) in the prior period.
The increase in income before provision for income tax was primarily due to:

•	net favorable changes in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) driven by:

◦	favorable changes in the estimated fair value of our ceded variable annuity riders, primarily driven by lower interest rates, net of the impact of higher relative equity markets;

◦	favorable changes in freestanding equity derivative positions that hedge the liability reserves for Shield Annuities, partially offset by

◦	unfavorable changes in variable annuity liability reserves due to lower interest rates net of higher relative equity markets;

◦	unfavorable changes in Shield liability reserves due to higher relative equity markets; and

•	favorable changes in net investment gains (losses) reflecting gains in the current period, compared to losses in the prior period, from the sale of fixed maturity securities.
The decrease in the loss before provision for income tax was partially offset by lower adjusted earnings discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 16%, compared to 29% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net income (loss)	$44,527	$(27,815)
Add: Provision for income tax expense (benefit)	8,190	(11,247)
Income (loss) before provision for income tax	52,717	(39,062)
Less: GMLB Riders	95,263	(72,610)
Less: Other derivative instruments	(5,684)	(3,596)
Less: Net investment gains (losses)	3,820	(4,748)
Less: Other adjustments	202	470
Pre-tax adjusted earnings	(40,884)	41,422
Less: Provision for income tax expense (benefit)	(11,467)	6,294
Adjusted earnings	$(29,417)	$35,128
Results for the Nine Months Ended September 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Fee income	$101,257	$111,166
Net investment spread	47,425	31,902
Insurance-related activities	(100,170)	(33,035)
Amortization of DAC and VOBA	(31,128)	(17,939)
Other expenses, net of DAC capitalization	(58,268)	(50,672)
Pre-tax adjusted earnings	(40,884)	41,422
Provision for income tax expense (benefit)	(11,467)	6,294
Adjusted earnings	$(29,417)	$35,128
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were a loss of $29.4 million, a decrease of $64.5 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	unfavorable changes in the estimated fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts;

◦	higher severity of paid claims net of reinsurance; and

◦	higher reserves in the current period on yearly renewable term business reinsured to an affiliate;

•	higher amortization of DAC and VOBA in our annuity business primarily driven by changes in the long-term general account earned rate in connection with our third quarter annual actuarial review;

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances; and

•	higher other expenses due to an increase in the allocation of corporate expenses.
The decrease in adjusted earnings was partially offset by higher net investment spread, reflecting higher average invested assets resulting from positive net flows in the general account.

The provision for income tax in the current period led to an effective tax rate of 28%, compared to 15% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
10.1
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Brighthouse Life Insurance Company of NY on August 8, 2019).

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
104*
The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: November 6, 2019