Form 10-K
period 2019-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2020-03-05
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common Stock, par value $10.00
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 5, 2020, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company, a New York domiciled life insurance company. BHNY is a wholly-owned subsidiary of Brighthouse Life Insurance Company (together with its subsidiaries and affiliates, “BLIC”), which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock.
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	the impact on earnings, capitalization and statutory capital and greater volatility of our results due to guarantees within certain of our products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•	the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;

•
any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;

•	the effectiveness of our policies and procedures in managing risk;

•	our ability to market and distribute our products through distribution channels;

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•	the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
The Company offers a range of individual annuities and individual life insurance products in New York. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other.
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
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of single premium deferred annuity contracts that provides for accumulation of retirement savings or other long-term investment purposes, provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes term life insurance sold direct to consumers, which is no longer being offered for new sales.
Additional Segment Information
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in New York. Financial information, including revenues, expenses, adjusted earnings and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Disclosures” for a definition of such measure.

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
Annuities
For annuities, we currently reinsure to our parent Brighthouse Life Insurance Company and formerly reinsured to Metropolitan Life Insurance Company (“MLIC”), a former affiliate, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with certain variable annuities. Under the benefit guarantee reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. In connection with the Separation, MLIC novated and assigned its rights and obligations under its agreement with Brighthouse Life Insurance Company, effective January 1, 2017.
Life
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $100,000 per life and reinsure 100% of amounts in excess of $100,000. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
In connection with the Separation, in May 2017, we recaptured all of the reinsurance covering our term life insurance previously reinsured to MLIC. Concurrent with the recapture we executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Sales Distribution
We distribute our annuity and life insurance products in New York through a diverse network of independent distribution partners. Our partners include broker-dealers, general agencies, and other marketing organizations.  We market Brighthouse products to our distribution partners through our external wholesalers, who are registered with our affiliated broker-dealer for purposes of marketing our variable insurance products, for ultimate sale to retail customers of such distribution partners.

Regulation

Overview
We are domiciled in New York and regulated by the New York State Department of Financial Services (the “NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
We are required to file reports, generally including detailed annual financial statements, with the NYDFS, and our operations and accounts are subject to periodic examination by the NYDFS. We must also file, and obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.
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

Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the NYDFS may impact our statutory capital and surplus.
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements that were developed by the NAIC and adopted by New York. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. New York insurance laws provide the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our TAC was in excess of RBC levels required by regulators. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” and Note 9 of the Notes to the Financial Statements.
In August 2018, the NAIC adopted a new framework for variable annuity reserve and capital reform (“VA Reform”). While many other states have adopted VA Reform, New York has not. We cannot predict whether New York will adopt VA Reform or similar regulation regarding variable annuity reserves and capital.
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. A SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2019 and 2018.
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In 2010 and 2014, the NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Model Holding Company Regulation”). New York has adopted a modified version, although its supporting regulation is substantially similar to the model regulation.
New York insurance laws generally provide that no person, corporation or other entity may acquire control of a New York-domiciled insurance company, or a controlling interest in any parent company of any such insurance company, without the prior approval of the NYDFS. Under the laws of New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company (or any holding company of the insurance company) is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The NYDFS, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of an insurance company’s voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions.

The insurance holding company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. New York has enacted this enterprise risk reporting requirement.
Under New York insurance laws, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder. The New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” See also Note 9 of the Notes to the Financial Statements for further information regarding such limitations and dividends paid.
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
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Many states have adopted legislation to codify these changes into law, and more states are expected to consider legislation in their 2020 legislative sessions.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 12 of the Notes to the Financial Statements for additional information on the guaranty association assessments.

Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices. The NYDFS is currently conducting a routine examination of BHNY for the years 2014 to 2018.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of us and our affiliates by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
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
Regulation of Investments
New York insurance laws require diversification of investment portfolios and limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2019.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable non-public financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the state laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
For example, in 2017, the NYDFS adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. In addition, in 2017 the NAIC adopted the Insurance Data Security Model Law which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore sales of these registered products also are subject to the requirements of FINRA rules.
We utilize Brighthouse Securities, LLC, an affiliate, to distribute our variable and registered fixed products. Brighthouse Securities, LLC is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Investment Advisers, LLC is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by us and our affiliates are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. DOL regulations expanding the definition of “investment advice” were introduced in 2016 but were subsequently vacated in 2018. See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” below.
The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets.” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition.
Department of Labor Fiduciary Advice Rule
The DOL issued regulations in 2016 (the “Fiduciary Rule”) that were subsequently vacated by the Fifth Circuit Court of Appeals in 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. In 2019, the DOL indicated that it intends to issue a new proposed rule on fiduciary investment advice under ERISA. At this time, we cannot predict the timing, content or form of any such rule or its impact on our business, results of operations and financial condition.
New York Regulation 187
On July 18, 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a “best interest” standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates.
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, this regulatory package (i) requires broker-dealers and their financial professionals to act in the best interest of retail customers when making recommendations to such customers without placing their own interests ahead of the customers’ interests, including by satisfying obligations relating to disclosure, care, mitigation of conflicts of interest, and compliance policies and procedures; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.

Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We could be subject to higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Certain of our derivatives, securities lending agreements and repurchase agreements are subject to these rules, and as a result, we are subject to greater risk and more limited recovery in the event of a default by such banking institutions or their applicable affiliates.
Unclaimed Property
We are subject to the laws and regulations of New York and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements, which may result in fines or penalties. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.
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

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial assumption review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement would also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.

Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time) the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves or acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, profitability measures as well as materially impact our capitalization and our distributable earnings.  These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results and negatively affect our statutory capital
Our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. Our exposure risk management program for Shield seeks to mitigate the potential adverse effects of changes in equity markets primarily by hedging using equity index options that attempt to approximately match the equity risk in the policyholder options.
In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and whether, if obtained, any such approvals will not be subject to qualifications, limitations or conditions.
In addition, hedging instruments we enter into may not effectively offset the equity participation risk in the policyholder options or may otherwise be insufficient in relation to our obligations. For example, in the event that derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the policyholder liabilities. Furthermore, we are subject to the risk that changes in policyholder behavior, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility to certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer.
If our hedging strategy is ineffective for any of the above reasons, individually or in the aggregate, it could have a material adverse effect on our financial condition and results of operations, profitability measures as well as impact our capitalization, our distributable earnings and our ability to pay statutory dividends.  These impacts could in turn impact our RBC ratio and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency. Additionally, to the extent policyholder persistency is different than we anticipate, it could have an impact on our liquidity.
Furthermore, we may be exposed to the risks related to guarantees included in certain of our variable annuity products. While we have ceded all of the economic risk associated with our guaranteed minimum benefits to Brighthouse Life Insurance Company, we retain exposure related to the guarantees in the event Brighthouse Life Insurance Company fails to perform. In that case, we would be exposed to the risks created by guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in-force with respect to which we are obligated to perform, we no longer offer GMIBs.  We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on AAR in future years could result in an increase in the liabilities we record for these guarantees.
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”). Accordingly, from time to time we are required to adopt new or revised accounting standards or interpretations issued by the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Financial Statements.
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees, including the related ceded reinsurance, will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU will be effective as of January 1, 2022. The Company is evaluating the new guidance and is currently not able to estimate the impact to its financial statements. The ASU could also result in lower and more volatile results of operations. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
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
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings
As of December 31, 2019, Brighthouse had approximately $4.4 billion of total long-term consolidated indebtedness outstanding. BHF also has a $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.

Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity.”
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
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including equity index options, interest rate caps and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred several times in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
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
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. For example, Brighthouse has arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) for the administration of both in-force policies and new life and annuities business and Brighthouse has also engaged a select group of experienced external asset management firms to manage the investment of the assets comprising Brighthouse’s general account portfolio and certain other assets. Brighthouse intends to focus on further sourcing opportunities with third-party vendors, including after Brighthouse migrates off of certain services, such as certain finance, treasury, compliance, administrative, call center and technology support services MetLife currently provides us with for a transition period pursuant to a transition services agreement Brighthouse entered into in connection with the Separation (the “Transition Services Agreement”).
It may be difficult, disruptive and more expensive for Brighthouse to replace some of its third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected. There can also be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately administer any policies they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, if a third-party provider raises the rates that it charges Brighthouse for its services, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider, including MetLife, DXC or an investment manager (or such third party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in administering any of our policies or managing any of our investments require review or otherwise fails to administer any policies or manage any investments it handles for us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution.
Some of our products, including certain group annuity contracts, are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for performing and reviewing administrative practices and procedures and reserves. We also depend on MetLife to maintain systems on our behalf, and the information and data within those platforms. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to certain products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider (or such third party’s supplier, vendor or subcontractor), any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the volatility and the returns of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition. Accordingly, both market and economic factors may affect our business results.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. We ceded all of the risks associated with these guarantees to BLIC. However, because the accounting for the ceded reinsurance is different from the accounting for the directly written guarantees, there can be a net impact to our financial statements even though all of the economic risks have been ceded. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See also “Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results and negatively affect our statutory capital.”
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
In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Derivatives.”
Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and profitability measures to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.

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
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our profitability measures and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
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
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our profitability measures and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. See “— Investments-Related Risks — Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures.” Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.

Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, and negatively affect our statutory capital.”
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

Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options and mortgage loans. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our rating agency capital adequacy measures.
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
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.

Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.
The determination of the amount of allowances and impairments varies by investment-type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances and any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments.”
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 6 and 8 of the Notes to the Financial Statements.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments and derivatives. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
The continued threat of terrorism, ongoing military actions, as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in New York and regulated by the NYDFS. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation could result in a reduction in our RBC ratio below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital. See also “— A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
We also cannot predict with certainty the impact of rules, should they take effect, substantially expanding the definition of “investment advice” and imposing an impartial or “best interests” standard in providing such advice, thereby broadening the circumstances under which Brighthouse or its representatives could be deemed a fiduciary under ERISA or the Tax Code, or amendments to certain prohibited transaction exemptions, will have on our products and services to certain employee benefit plans that are subject to ERISA or the Tax Code. Furthermore, we cannot predict the impact that “best interest” standards recently adopted or proposed by various regulators may have on our business, results of operations, or financial condition. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our results of operations and financial condition.
Changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business - Regulation.”
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under New York insurance laws. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”

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
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the NYDFS, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, any of which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.
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
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for issuers of variable and registered insurance products. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
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
In 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for DAC, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.

Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF securities and the securities of companies in our industry.
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
Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations.

Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors, including MetLife. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Brighthouse’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, including certain associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
In addition, there has been increased scrutiny as well as enacted and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.

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
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax opinion and the private letter ruling do not address all of the tax consequences of the Separation to us.
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
The Separation was a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife expected at the time of the Separation. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”) will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
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

Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse and MetLife, including the payment by Brighthouse to MetLife pursuant to the Tax Receivables Agreement of a portion of cash savings, if any, in federal income tax that we actually realize as a result of certain transactions involved in the Separation. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
See Note 12 of the Notes to the Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for BHNY’s common equity; all of BHNY’s common stock is held by Brighthouse Life Insurance Company.
See Note 9 of the Notes to the Financial Statements for a discussion of dividends paid, as well as restrictions on BHNY’s ability to pay dividends.
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
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Financial Statements for further information on our segments and Corporate & Other.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of DAC;

(iii)	investment impairments;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns and expenses. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
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
Deferred Policy Acquisition Costs
DAC represents deferred costs that relate directly to the successful acquisition or renewal of insurance contracts. The recovery of DAC is dependent upon the future profitability of the related business.
DAC related to deferred annuities, universal and variable life insurance contracts is amortized based on expected future gross profits. DAC balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $15 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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
See Notes 1 and 4 of the Notes to the Financial Statements for additional information relating to DAC accounting policy and amortization.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value based model for embedded derivatives. See Note 1 of the Notes to the Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Assumptions for embedded derivatives are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
See Notes 7 and 8 of the Notes to the Financial Statements for additional information on our embedded derivatives and the determination of their fair values.

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
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability.
The spread over the risk-free rate is based on BHF’s creditworthiness taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted, as necessary, to reflect our financial strength ratings as compared to the credit rating of BHF.
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
Non-GAAP Disclosures
Our definitions of the non-GAAP measures may differ from those used by other companies.
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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance plus the pass-through of performance of ceded separate account assets.

(iv)	Amortization of DAC	(iv)	Amortization of DAC (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
_______________

(1)	Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Financial Statements.

Results of Operations
Results for the Years Ended December 31, 2019 and 2018
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2019	2018
	(In millions)
Revenues
Premiums	$23	$37
Universal life and investment-type product policy fees	97	102
Net investment income	122	100
Other revenues	(85)	(59)
Net investment gains (losses)	4	(7)
Net derivative gains (losses)	42	(18)
Total revenues	203	155
Expenses
Policyholder benefits and claims	33	7
Interest credited to policyholder account balances	36	38
Capitalization of DAC	(39)	(30)
Amortization of DAC	22	1
Other expenses	120	96
Total expenses	172	112
Income (loss) before provision for income tax	31	43
Provision for income tax expense (benefit)	3	5
Net income (loss)	$28	$38
The following table presents the components of net income (loss):

	Years Ended December 31,
	2019	2018
	(In millions)
GMLB Riders	$77	$1
Other derivative instruments	(8)	(1)
Net investment gains (losses)	4	(7)
Pre-tax adjusted earnings	(42)	50
Net income (loss) before provision for income tax	31	43
Provision for income tax expense (benefit)	3	5
Net income (loss)	$28	$38
GMLB Riders. We directly issue variable annuity products with guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) under which we have the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant. To mitigate this exposure, all of the economic risk associated with the GMLB Riders is currently ceded under reinsurance agreements with BLIC. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a partial corresponding offset in the value of the directly written GMLBs. See “— Summary of Critical Accounting Estimates — Derivatives.”

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
Pre-tax Adjusted Earnings. As more fully described in “— Non-GAAP Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Net income before provision for income tax was $31 million ($28 million, net of income tax), a decrease of $12 million ($10 million, net of income tax) from net income before provision for income tax of $43 million ($38 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:

•	lower pre-tax adjusted earnings, discussed in greater detail below; and

•
current period losses from freestanding derivatives due to the impact of long-term interest rates decreasing in the current period and unfavorable changes in foreign currency swaps due to the U.S. dollar weakening.

The decrease in income before provision for income tax was partially offset by:

•	net favorable changes in GMLB Riders driven by:

◦
favorable changes in freestanding equity derivative positions hedging our Shield Annuities, which more than offset the unfavorable changes in Shield liability reserves due, both resulting from higher relative equity markets;

◦	net favorable changes in variable annuity liability reserves as the impact from higher relative equity markets more than offset the impact of lower interest rates; and

•	favorable changes in net investment gains (losses) reflecting gains in the current period, compared to losses in the prior period, from the sale of fixed maturity securities.
The provision for income tax in the current period led to an effective tax rate of 10%, compared to 12% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The following table reconciles net income (loss) to adjusted earnings:

	Years Ended December 31,
	2019	2018
	(In millions)
Net income (loss)	$28	$38
Add: Provision for income tax expense (benefit)	3	5
Net income (loss) before provision for income tax	31	43
Less: GMLB Riders	77	1
Less: Other derivative instruments	(8)	(1)
Less: Net investment gains (losses)	4	(7)
Pre-tax adjusted earnings	(42)	50
Less: Provision for income tax expense (benefit)	(12)	7
Adjusted earnings	$(30)	$43
Results for the Years Ended December 31, 2019 and 2018 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$136	$146
Net investment spread	68	45
Insurance-related activities	(125)	(51)
Amortization of DAC	(40)	(24)
Other expenses, net of DAC capitalization	(81)	(66)
Pre-tax adjusted earnings	(42)	50
Provision for income tax expense (benefit)	(12)	7
Adjusted earnings	$(30)	$43
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were a loss of $30 million, a decrease of $73 million.
Key unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	unfavorable change in the fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts;

◦	higher severity of paid claims net of reinsurance; and

◦	higher reserves in the current period on yearly renewable term business reinsured to an affiliate;

•	higher amortization of DAC in our annuity business primarily driven by changes in the long-term general account earned rate in connection with our annual actuarial assumption review;

•	higher other expenses due to an increase in the allocation of corporate expenses; and

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances.
The decrease in adjusted earnings was partially offset by higher net investment spread, reflecting higher average invested assets resulting from positive net flows in the general account.

The provision for income tax in the current period led to an effective tax rate of 29%, compared to 14% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
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
Off-Balance Sheet Arrangements
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $4 million and $2 million at December 31, 2019 and 2018, respectively. See Note 7 of the Notes to the Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities, and primary underlying risk exposure of our derivatives.
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

Liquidity and Capital Resources
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $115 million and $97 million at December 31, 2019 and 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $2.6 billion and $2.0 billion at December 31, 2019 and 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
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
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
	3rd of 16			5th of 22
_______________
NR = Not rated
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
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and net investment income. The principal cash outflows are the result of various annuity and life insurance products, operating expenses and income tax, as well as interest expense. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.

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
Cash Flows from Financing Activities
The principal cash flows from our financing activities come from deposits and withdrawal of funds associated with policyholder account balances and changes in collateral related to derivative activities, as well as occasional capital contributions received from and cash dividends paid to our parent, Brighthouse Life Insurance Company. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2019 and 2018, general account surrenders and withdrawals totaled $92 million and $108 million.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2019 and 2018, we had pledged no cash collateral. At December 31, 2019 and 2018, we were obligated to return cash collateral pledged to us by counterparties of $82 million and $24 million, respectively. See Note 7 of the Notes to the Financial Statements for additional information about pledged collateral.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial, Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs, including a macro interest rate hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition.
We also employ product design and pricing strategies to mitigate the potential effects of interest rate movements. These strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Finance Departments primarily through the use of derivatives including equity options to hedge losses, which may be temporary, from changes in equity markets without adversely affecting our financial strength ratings. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Finance Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.

Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include policyholder account balances related to certain investment-type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
We have fair value exposure to equity market risk through certain liabilities that allow the policyholder to participate in returns from equity indices and have a specified level of market downside protection, and other liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2019. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include 752 million of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$3,067	$(231)
Mortgage loans		$647	(38)
Premiums, reinsurance and other receivables		$444	(5)
Embedded derivatives within asset host contracts (2)		$338	(108)
Increase (decrease) in estimated fair value of assets			(382)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$955	45
Other liabilities		$432	(4)
Embedded derivatives within liability host contracts (2)		$152	36
(Increase) decrease in estimated fair value of liabilities			77

Derivative instruments with interest rate risk
Interest rate contracts	$800	$2	2
Equity contracts	$4,699	$57	24
Foreign currency contracts	$116	$10	(1)
Increase (decrease) in estimated fair value of derivative instruments			25
Net change			$(280)
_______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes 752 million of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
Sensitivity to rising interest rates increased by $56 million, or 25%, to $280 million at December 31, 2019 from $224 million at December 31, 2018, primarily as a result of lower interest rates increasing the estimated fair value of and fixed maturity securities, in line with management expectations.
Sensitivity to a 10% rise in equity prices decreased by $12 million, or 400%, to $9 million as of December 31, 2019 from a gain of $3 million at December 31, 2018. Beginning in 2019, we included our embedded derivatives in index-linked annuity liabilities in the sensitivity analysis, and revised the 2018 sensitivity to include such liabilities.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company of NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index to Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
March 5, 2020

We have served as the Company’s auditor since 2000.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,897 and $2,470, respectively)	$3,067	$2,434
Mortgage loans (net of valuation allowances of $3 and $2, respectively)	625	448
Short-term investments, principally at estimated fair value	52	—
Other invested assets, principally at estimated fair value	108	36
Total investments	3,852	2,918
Cash and cash equivalents	148	120
Accrued investment income	25	21
Premiums, reinsurance and other receivables	1,048	580
Deferred policy acquisition costs	175	186
Other assets	33	37
Separate account assets	4,676	4,268
Total assets	$9,957	$8,130
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$743	$719
Policyholder account balances	2,339	1,692
Other policy-related balances	9	9
Payables for collateral under derivative transactions	85	24
Current income tax payable	30	2
Deferred income tax liability	114	108
Other liabilities	912	471
Separate account liabilities	4,676	4,268
Total liabilities	8,908	7,293
Contingencies, Commitments and Guarantees (Note 12)
Stockholder's Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	416
Retained earnings (deficit)	434	434
Accumulated other comprehensive income (loss)	122	(15)
Total stockholder's equity	1,049	837
Total liabilities and stockholder's equity	$9,957	$8,130
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Revenues
Premiums	$23	$37	$26
Universal life and investment-type product policy fees	97	102	104
Net investment income	122	100	86
Other revenues	(85)	(59)	(46)
Net investment gains (losses)	4	(7)	(1)
Net derivative gains (losses)	42	(18)	(157)
Total revenues	203	155	12
Expenses
Policyholder benefits and claims	33	7	(4)
Interest credited to policyholder account balances	36	38	39
Amortization of deferred policy acquisition costs	22	1	(40)
Other expenses	81	66	66
Total expenses	172	112	61
Income (loss) before provision for income tax	31	43	(49)
Provision for income tax expense (benefit)	3	5	(101)
Net income (loss)	$28	$38	$52
See accompanying notes to the financial statements

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Net income (loss)	$28	$38	$52
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	173	(62)	35
Unrealized gains (losses) on derivatives	—	5	(4)
Other comprehensive income (loss), before income tax	173	(57)	31
Income tax (expense) benefit related to items of other comprehensive income (loss)	(36)	12	(6)
Other comprehensive income (loss), net of income tax	137	(45)	25
Comprehensive income (loss)	$165	$(7)	$77
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$2	$341	$349	$5	$697
Capital contribution		75			75
Net income (loss)			52		52
Effect of change in accounting principle			(5)	5	—
Other comprehensive income (loss), net of income tax				20	20
Balance at December 31, 2017	2	416	396	30	844
Net income (loss)			38		38
Other comprehensive income (loss), net of income tax				(45)	(45)
Balance at December 31, 2018	2	416	434	(15)	837
Capital contribution		75			75
Dividends paid to Brighthouse Life Insurance Company			(28)		(28)
Net income (loss)			28		28
Other comprehensive income (loss), net of income tax				137	137
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$28	$38	$52
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	3	2	4
(Gains) losses on investments, net	(4)	7	1
(Gains) losses on derivatives, net	(27)	41	57
Interest credited to policyholder account balances	36	38	39
Universal life and investment-type product policy fees	(97)	(102)	(104)
Change in accrued investment income	(4)	(2)	(2)
Change in premiums, reinsurance and other receivables	—	(15)	(291)
Change in deferred policy acquisition costs	(17)	(29)	(57)
Change in income tax	(2)	7	(58)
Change in other assets	92	97	105
Change in future policy benefits and other policy-related balances	21	41	52
Change in other liabilities	(11)	(15)	355
Net cash provided by (used in) operating activities	18	108	153
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	626	408	549
Mortgage loans	97	8	42
Purchases of:
Fixed maturity securities	(1,067)	(702)	(845)
Mortgage loans	(275)	(63)	(31)
Cash received in connection with freestanding derivatives	107	6	1
Cash paid in connection with freestanding derivatives	(41)	(59)	—
Net change in short-term investments	(52)	—	—
Net change in other invested assets	6	(11)	—
Net cash provided by (used in) investing activities	(599)	(413)	(284)
Cash flows from financing activities
Policyholder account balances:
Deposits	645	470	254
Withdrawals	(144)	(149)	(127)
Net change in payables for collateral under derivative transactions	61	18	(4)
Dividends paid	(28)	—	—
Capital contribution	75	—	75
Net cash provided by (used in) financing activities	609	339	198
Change in cash, cash equivalents and restricted cash	28	34	67
Cash, cash equivalents and restricted cash, beginning of year	120	86	19
Cash, cash equivalents and restricted cash, end of year	$148	$120	$86
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$5	$(2)	$(42)
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
Reclassifications
Certain amounts in the prior years’ financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as may be discussed when applicable in the Notes to the Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience, and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, policy renewal, investment returns, and expenses as appropriate to the respective product type.
For traditional long-duration insurance contracts (term, whole life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.
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
Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums for income annuities are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to the amount of expected future benefit payments.
Deposits related to universal life insurance and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance charges, risk charges, policy administration fees, and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred and amortized over the life of the contracts.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
The Company amortizes DAC related to term life insurance, non-participating whole life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC balance is deemed to be unrecoverable from future expected profits.
The Company amortizes DAC on deferred annuities, universal life and variable life insurance contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, and expenses to administer the business. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Assumptions for DAC are reviewed at least annually, and if they change significantly, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to net income. When expected future gross profits are below those previously estimated, the DAC amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits.
The Company updates expected future gross profits to reflect the actual gross profits for each period, including changes to its nonperformance risk related to embedded derivatives and the actual amount of business remaining in-force. When actual gross profits exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the actual gross profits are below the previously expected future gross profits.
DAC balances on deferred annuities, universal and variable life insurance contracts are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC balances related to unrealized gains and losses are recorded to other comprehensive income (loss) (“OCI”).
DAC balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. The Company’s practice of determining changes in separate account returns assumes that long-term appreciation in equity markets is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If a modification is considered to have substantially changed the contract, the associated DAC is written off immediately as net income and any new acquisition costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
The Company also has intangible assets representing deferred sales inducements (“DSI”) and the value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI and VODA to determine whether the assets are impaired.
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated and related party reinsurers. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, premiums, benefits and the amortization of DAC are reported net of reinsurance ceded. Amounts recoverable from reinsurers related to incurred claims and ceded reserves are included in premiums, reinsurance and other receivables and amounts payable to reinsurers included in other liabilities.
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
Index-linked Annuities
The Company issues index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the reduction in initial deposit is accreted back up to the initial deposit over the estimated life of the contract.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Mortgage Loans
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and any deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
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
The Company generally reports cash received or paid for a derivative in the investing activity section of the statement of cash flows except for cash flows of certain derivative options with deferred premiums, which are reported in the financing activity section of the statement of cash flows.
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
See “— Variable Annuity Guarantees,” “Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
Litigation Contingencies
The Company is a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
Other Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at estimated fair value or amortized cost, which approximates estimated fair value.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Employee Benefit Plans
Brighthouse Services, LLC (“Brighthouse Services”), an affiliate, sponsors qualified and non-qualified defined contribution plans, and New England Life Insurance Company, an affiliate, sponsors certain frozen defined benefit pension and postretirement plans. Within its statement of operations, the Company has included expenses associated with its participants in these plans.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of December 31, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services -Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for DAC, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes term life insurance sold direct to consumers, which is no longer being offered for new sales.
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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
Set forth in the tables below are the operating results with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2019, 2018 and 2017 and at December 31, 2019 and 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2019	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(32)	$(10)	$—	$(42)
Provision for income tax expense (benefit)	(8)	(2)	(2)	(12)
Adjusted earnings	$(24)	$(8)	$2	(30)
Adjustments for:
Net investment gains (losses)				4
Net derivative gains (losses)				42
Other adjustments to net income (loss)				27
Provision for income tax (expense) benefit				(15)
Net income (loss)				$28

Interest revenue	$83	$37	$2

Balance at December 31, 2019	Annuities	Life	Corporate & Other	Total
	(In millions)
Total assets	$7,888	$1,933	$136	$9,957
Separate account assets	$4,676	$—	$—	$4,676
Separate account liabilities	$4,676	$—	$—	$4,676

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$27	$25	$(2)	$50
Provision for income tax expense (benefit)	4	5	(2)	7
Adjusted earnings	$23	$20	$—	43
Adjustments for:
Net investment gains (losses)				(7)
Net derivative gains (losses)				(18)
Other adjustments to net income (loss)				18
Provision for income tax (expense) benefit				2
Net income (loss)				$38

Interest revenue	$64	$35	$1

Balance at December 31, 2018	Annuities	Life	Corporate & Other	Total
	(In millions)
Total assets	$7,034	$1,084	$12	$8,130
Separate account assets	$4,268	$—	$—	$4,268
Separate account liabilities	$4,268	$—	$—	$4,268

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$65	$2	$7	$74
Provision for income tax expense (benefit)	16	1	(75)	(58)
Adjusted earnings	$49	$1	$82	132
Adjustments for:
Net investment gains (losses)				(1)
Net derivative gains (losses)				(157)
Other adjustments to net income (loss)				35
Provision for income tax (expense) benefit				43
Net income (loss)				$52

Interest revenue	$57	$19	$10

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuities	$90	$103	$108
Life	51	60	36
Corporate & Other	3	4	12
Adjustments	59	(12)	(144)
Total	$203	$155	$12

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product group:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuity products	$19	$53	$64
Life insurance products	16	27	20
Total	$35	$80	$84

All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017.

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
Notes to the Financial Statements (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$2,714	$2,051
Life	367	360
Corporate & Other	10	9
Total	$3,091	$2,420

See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 5%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 3% to 6%.
Policyholder account balances liabilities for deferred annuities and universal life insurance have interest credited rates ranging from 1% to 7%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts was as follows:

	Variable Annuity Contracts
	GMDBs	GMIBs	Total
	(In millions)
Direct
Balance at January 1, 2017	$10	$149	$159
Incurred guaranteed benefits	2	23	25
Paid guaranteed benefits	—	—	—
Balance at December 31, 2017	12	172	184
Incurred guaranteed benefits	1	26	27
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	13	198	211
Incurred guaranteed benefits	1	4	5
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	$14	$202	$216
Ceded
Balance at January 1, 2017	$10	$52	$62
Incurred guaranteed benefits	3	9	12
Paid guaranteed benefits	—	—	—
Balance at December 31, 2017	13	61	74
Incurred guaranteed benefits	(1)	11	10
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	12	72	84
Incurred guaranteed benefits	—	2	2
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	$12	$74	$86
Net
Balance at January 1, 2017	$—	$97	$97
Incurred guaranteed benefits	(1)	14	13
Paid guaranteed benefits	—	—	—
Balance at December 31, 2017	(1)	111	110
Incurred guaranteed benefits	2	15	17
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	1	126	127
Incurred guaranteed benefits	1	2	3
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	$2	$128	$130

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2019				2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,683		$3,742		$4,274		$3,484
Separate account value	$4,675		$3,741		$4,267		$3,483
Net amount at risk	$4	(4)	$310	(5)	$193	(4)	$275	(5)
Average attained age of contract holders	68 years		68 years		67 years		67 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2019	2018
	(In millions)
Fund Groupings:
Balanced	$3,001	$2,769
Equity	1,180	1,014
Bond	495	486
Total	$4,676	$4,269

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

4. Deferred Policy Acquisition Costs and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DAC:
Balance at January 1,	$186	$131	$85
Capitalizations	39	30	17
Amortization related to net investment gains (losses) and net derivative gains (losses)	17	25	50
All other amortization	(39)	(26)	(10)
Total amortization	(22)	(1)	40
Unrealized investment gains (losses)	(28)	26	(11)
Balance at December 31,	$175	$186	$131

Information regarding total DAC by segment, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$156	$164
Life	19	22
Total	$175	$186

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DSI:
Balance at January 1,	$29	$27	$30
Amortization	(2)	(2)	—
Unrealized investment gains (losses)	(2)	4	(3)
Balance at December 31,	$25	$29	$27
VODA:
Balance at January 1,	$8	$9	$10
Amortization	(1)	(1)	(1)
Balance at December 31,	$7	$8	$9
Accumulated amortization	$13	$12	$11

The VODA estimated future amortization expense to be reported in other expenses is $1 million in each of 2020, 2021, 2022, 2023 and 2024.

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
Annuities
For annuities, the Company currently reinsures to its parent Brighthouse Life Insurance Company and formerly reinsured to MLIC, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with variable annuities. Under the benefit guarantee reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2019 and 2018, were not significant.
The Company has secured certain reinsurance recoverable balances with irrevocable letters of credit and funds withheld accounts. The Company had $23 million and $26 million of unsecured reinsurance recoverable balances with third-parties at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $454 million of net ceded reinsurance recoverables with third-parties. Of this total, $451 million, or 99%, were with the Company’s five largest ceded reinsurers, including $20 million of net ceded reinsurance recoverables which were unsecured. At December 31, 2018, the Company had $27 million of net ceded reinsurance recoverables with third-parties. Of this total, $24 million, or 89%, were with the Company’s five largest ceded reinsurers, all of which were unsecured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Direct premiums	$86	$91	$93
Reinsurance ceded	(63)	(54)	(67)
Net premiums	$23	$37	$26
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$101	$106	$108
Reinsurance ceded	(4)	(4)	(4)
Net universal life and investment-type product policy fees	$97	$102	$104
Other revenues
Direct other revenues	$13	$13	$13
Reinsurance ceded	(98)	(72)	(59)
Net other revenues	$(85)	$(59)	$(46)
Policyholder benefits and claims
Direct policyholder benefits and claims	$92	$98	$106
Reinsurance ceded	(59)	(91)	(110)
Net policyholder benefits and claims	$33	$7	$(4)
Other expenses
Direct other expenses	$87	$74	$69
Reinsurance ceded	(6)	(8)	(3)
Net other expenses	$81	$66	$66

The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2019			2018
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$18	$1,030	$1,048	$17	$563	$580
Liabilities
Other liabilities	$86	$826	$912	$40	$431	$471

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $444 million and $18 million at December 31, 2019 and 2018, respectively. There were no deposit liabilities on reinsurance at both December 31, 2019 and 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Related Party Reinsurance Transactions
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and certain MetLife, Inc. subsidiaries, including Metropolitan Life Insurance Company (“MLIC”) and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of related party reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Reinsurance ceded	$(45)	$(37)	$(52)
Universal life and investment-type product policy fees
Reinsurance ceded	$(3)	$(4)	$(4)
Other revenues
Reinsurance ceded	$(98)	$(72)	$(59)
Policyholder benefits and claims
Reinsurance ceded	$(51)	$(89)	$(100)
Other expenses
Reinsurance ceded	$(7)	$(8)	$(3)

Information regarding the significant effects of ceded related party reinsurance included on the balance sheets was as follows at:

	December 31,
	2019	2018
	(In millions)
Assets
Premiums, reinsurance and other receivables	$567	$534
Liabilities
Other liabilities	$387	$430

The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $338 million and $298 million at December 31, 2019 and 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were $38 million, ($12) million and ($74) million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company previously ceded 100% of certain variable annuities including guaranteed minimum benefit on a modified coinsurance basis to MLIC. In January 2017, the Company executed a novation and reassigned this reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer. These transactions were treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. These transactions resulted in an increase in other liabilities of $130 million. The Company recognized a loss of $84 million, net of income tax, as a result of these transactions. Certain contractual features of this agreement qualify as embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were ($125) million for the year ended December 31, 2017.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

In May 2017, the Company recaptured from MLIC risks related to multiple life products under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $26 million and a decrease in premiums, reinsurance and other receivables of $22 million. The Company recognized a gain of $2 million, net of income tax, as a result of this reinsurance termination. Concurrent with the recapture from MLIC, the Company executed a reinsurance agreement with Brighthouse Life Insurance Company, as reinsurer to cede on a yearly renewable term basis risks related to multiple life products. The transaction resulted in an increase in premiums, reinsurance and other receivables of $25 million, an increase in other liabilities of $23 million, a decrease in premiums of $23 million and a reduction in policyholder benefits and claims of $25 million. The Company recognized a gain of $1 million, net of income tax, as a result of this transaction.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts. The Company had no unsecured related party reinsurance recoverable balances at both December 31, 2019 and 2018.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $4 million at both December 31, 2019 and 2018. There were no deposit liabilities on related party reinsurance at both December 31, 2019 and 2018.
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities: (1)
U.S. corporate	$1,361	$87	$2	$—	$1,446	$891	$5	$23	$—	$873
Foreign corporate	396	23	3	—	416	368	1	17	—	352
CMBS	319	16	1	—	334	326	1	4	—	323
U.S. government and agency	290	27	—	—	317	511	10	14	—	507
RMBS	277	12	1	—	288	201	5	3	—	203
ABS	142	1	1	—	142	80	—	1	—	79
State and political subdivision	92	10	—	—	102	66	5	1	—	70
Foreign government	20	2	—	—	22	27	1	1	—	27
Total fixed maturity securities	$2,897	$178	$8	$—	$3,067	$2,470	$28	$64	$—	$2,434

The Company held no non-income producing fixed maturity securities at either December 31, 2019 or 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$38	$475	$868	$778	$738	$2,897
Estimated fair value	$39	$490	$918	$856	$764	$3,067

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

	December 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities
U.S. corporate	$94	$2	$17	$—	$484	$15	$131	$8
Foreign corporate	28	1	26	2	195	10	73	7
CMBS	38	1	3	—	119	2	45	2
U.S. government and agency	—	—	—	—	102	2	296	12
RMBS	8	—	6	1	58	2	29	1
ABS	57	—	22	1	51	1	12	—
State and political subdivision	19	—	—	—	18	1	14	—
Foreign government	2	—	—	—	7	1	7	—
Total fixed maturity securities	$246	$4	$74	$4	$1,034	$34	$607	$30
Total number of securities in an unrealized loss position	69		36		364		146

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $56 million during the year ended December 31, 2019 to $8 million. The decrease in gross unrealized losses for the year ended December 31, 2019, was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At December 31, 2019, $1 million of the total $8 million of gross unrealized losses were from one fixed maturity security with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$457	73.1%	$311	69.3%
Agricultural	171	27.3	139	31.1
Subtotal	628	100.4	450	100.4
Valuation allowances (1)	(3)	(0.4)	(2)	(0.4)
Total mortgage loans, net	$625	100.0%	$448	100.0%

_______________

(1)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt-Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2019
Loan-to-value ratios:
Less than 65%	$397	$6	$—	$403	88.2%
65% to 75%	46	3	—	49	10.7
76% to 80%	5	—	—	5	1.1
Total	$448	$9	$—	$457	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$274	$5	$14	$293	94.2%
65% to 75%	14	—	—	14	4.5
76% to 80%	4	—	—	4	1.3
Total	$292	$5	$14	$311	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$160	93.5%	$134	96.4%
65% to 75%	11	6.5	5	3.6
Total	$171	100.0%	$139	100.0%

Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2019 and 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans – 60 days and agricultural mortgage loans – 90 days. The Company had no commercial or agricultural mortgage loans past due or in nonaccrual status at either December 31, 2019 or 2018. During the years ended December 31, 2019 and 2018, the Company had no mortgage loans modified in a troubled debt restructuring.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (“AOCI”).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$170	$(36)	$56
Derivatives	6	6	1
Subtotal	176	(30)	57
Amounts allocated from:
Future policy benefits	(3)	—	—
DAC and DSI	(19)	11	(19)
Deferred income tax benefit (expense)	(32)	4	(8)
Net unrealized investment gains (losses)	$122	$(15)	$30

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$(15)	$30	$5
Unrealized investment gains (losses) during the year	206	(87)	45
Unrealized investment gains (losses) relating to:
Future policy benefits	(3)	—	—
DAC and DSI	(30)	30	(14)
Deferred income tax benefit (expense)	(36)	12	(6)
Balance at December 31,	$122	$(15)	$30
Change in net unrealized investment gains (losses)	$137	$(45)	$25

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2019 and 2018.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2019	2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	19	—
Total invested assets on deposit and pledged as collateral (2)	$21	$2

_______________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 7).

(2)	The Company held no restricted cash at either December 31, 2019 or 2018.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at December 31, 2019 or 2018.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$394	$376	$410	$410

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$101	$86	$72
Mortgage loans	21	17	16
Cash, cash equivalents and short-term investments	3	1	—
Other	1	1	1
Subtotal	126	105	89
Less: Investment expenses	4	5	3
Net investment income	$122	$100	$86

See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$5	$(5)	$(2)
Mortgage loans	(1)	—	—
Other	—	(2)	1
Total net investment gains (losses)	$4	$(7)	$(1)

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds	$460	$274	$463
Gross investment gains	$8	$1	$2
Gross investment losses	(3)	(6)	(4)
Net investment gains (losses)	$5	$(5)	$(2)

Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $2 million and $3 million for the years ended December 31, 2018 and 2017, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Interest Rate Derivatives
Interest rate caps: The Company uses interest rate caps to protect against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in non-qualifying hedging relationships.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and non-qualifying hedging relationships.
Equity Derivatives
Equity index options: The Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives held at:

	Primary Underlying Risk Exposure	December 31,
		2019			2018
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$98	$6	$—	$83	$6	$—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	2	—	800	9	—
Foreign currency swaps	Foreign currency exchange rate	18	4	—	28	4	—
Equity index options	Equity market	4,699	96	39	2,154	10	—
Total non-designated or non-qualifying derivatives		5,517	102	39	2,982	23	—
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	338	—	N/A	298	—
Direct guaranteed minimum benefits	Other	N/A	—	(28)	N/A	—	(19)
Direct index-linked annuities	Other	N/A	—	180	N/A	—	6
Total embedded derivatives	Other	N/A	338	152	N/A	298	(13)
Total		$5,615	$446	$191	$3,065	$327	$(13)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$—
Total cash flow hedges	—	—	1	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(8)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	113	—	—	—
Embedded derivatives	(64)	—	—	—
Total non-qualifying hedges	42	—	—	—
Total	$42	$—	$1	$—

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$5
Total cash flow hedges	—	—	1	5
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(2)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	(31)	—	—	—
Embedded derivatives	13	—	—	—
Total non-qualifying hedges	(19)	—	—	—
Total	$(19)	$—	$1	$5

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$(4)
Total cash flow hedges	—	—	1	(4)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	(2)	—	—	—
Equity derivatives	—	—	—	—
Embedded derivatives	(156)	—	—	—
Total non-qualifying hedges	(158)	—	—	—
Total	$(158)	$—	$1	$(4)

At both December 31, 2019 and 2018, the balance in AOCI associated with cash flow hedges was $6 million.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2019
Derivative assets	$108	$(21)	$(82)	$5	$(4)	$1
Derivative liabilities	$39	$(21)	$—	$18	$(18)	$—
December 31, 2018
Derivative assets	$29	$—	$(24)	$5	$(2)	$3
Derivative liabilities	$—	$—	$—	$—	$—	$—
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

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
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit-contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The following table presents the aggregate estimated fair value of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments.

	December 31,
	2019	2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$18	$—
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$19	$—
_______________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,419	$27	$1,446
Foreign corporate	—	408	8	416
CMBS	—	334	—	334
U.S. government and agency	184	133	—	317
RMBS	—	288	—	288
ABS	—	133	9	142
State and political subdivision	—	102	—	102
Foreign government	—	22	—	22
Total fixed maturity securities	184	2,839	44	3,067
Short-term investments	35	17	—	52
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	10	—	10
Equity market	—	96	—	96
Total derivative assets	—	108	—	108
Embedded derivatives within asset host contracts (2)	—	—	338	338
Separate account assets	—	4,676	—	4,676
Total assets	$219	$7,640	$382	$8,241
Liabilities
Derivative liabilities: (1)
Equity market	$—	$39	$—	$39
Embedded derivatives within liability host contracts (2)	—	—	152	152
Total liabilities	$—	$39	$152	$191

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$869	$4	$873
Foreign corporate	—	343	9	352
CMBS	—	318	5	323
U.S. government and agency	389	118	—	507
RMBS	—	203	—	203
ABS	—	79	—	79
State and political subdivision	—	70	—	70
Foreign government	—	27	—	27
Total fixed maturity securities	389	2,027	18	2,434
Derivative assets: (1)
Interest rate	—	9	—	9
Foreign currency exchange rate	—	9	—	9
Equity market	—	11	—	11
Total derivative assets	—	29	—	29
Embedded derivatives within asset host contracts (2)	—	—	298	298
Separate account assets	—	4,268	—	4,268
Total assets	$389	$6,324	$316	$7,029
Liabilities
Embedded derivatives within liability host contracts (2)	$—	$—	$(13)	$(13)
Total liabilities	$—	$—	$(13)	$(13)
_______________

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2019.
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
U.S. government and agency, state and political subdivision and foreign government securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark U.S. Treasury yield or other yields, spread off the U.S. Treasury yield curve for the identical security, issuer ratings and issuer spreads, broker-dealer quotes, and comparable securities that are actively traded.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

Short-term Investments
The fair value for actively traded short-term investments are determined using quoted market prices and are classified as Level 1 assets. For Level 2 assets, fair values are determined using a market approach and are valued using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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

					December 31, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates:	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.54%	-	1.99%	1.91%	-	2.66%	Decrease (6)
_______________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

(2)
The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities		Net Embedded Derivatives (3)
	Corporate (1)	Structured Securities
	(In millions)
Balance, January 1, 2018	$96	$20	$348
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	—	—	13
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—
Purchases (6)	—	—	—
Sales (6)	(5)	—	—
Issuances (6)	—	—	—
Settlements (6)	—	—	(50)
Transfers into Level 3 (7)	1	—	—
Transfers out of Level 3 (7)	(78)	(15)	—
Balance, December 31, 2018	13	5	311
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	—	—	(64)
Total realized/unrealized gains (losses) included in AOCI	1	—	—
Purchases (6)	30	9	—
Sales (6)	—	—	—
Issuances (6)	—	—	—
Settlements (6)	—	—	(61)
Transfers into Level 3 (7)	—	—	—
Transfers out of Level 3 (7)	(9)	(5)	—
Balance, December 31, 2019	$35	$9	$186
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (8)	$—	$—	$(141)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (8)	$—	$—	$(20)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (8)	$—	$—	$(122)
Gains (Losses) Data for the year ended December 31, 2017:
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	$—	$—	$(156)
Total realized/unrealized gains (losses) included in AOCI	$(2)	$—	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$625	$—	$—	$647	$647
Premiums, reinsurance and other receivables	$444	$—	$—	$444	$444
Liabilities
Policyholder account balances	$963	$—	$—	$955	$955
Other liabilities	$432	$—	$1	$431	$432

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$448	$—	$—	$448	$448
Premiums, reinsurance and other receivables	$20	$—	$2	$16	$18
Liabilities
Policyholder account balances	$1,056	$—	$—	$950	$950
Other liabilities	$10	$—	$10	$—	$10

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)

9. Equity
Capital Contributions
During the years ended December 31, 2019, 2018 and 2017, the Company received cash capital contributions of $75 million, $0 and $75 million, respectively, from Brighthouse Life Insurance Company.
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
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting of reinsurance agreements with different presentation and valuing investments and deferred tax assets on a different basis.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular Letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2019 and 2018 by an amount of $40 million and $47 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2019	2018	2017
		(In millions)
Brighthouse Life Insurance Company of NY	New York	$(139)	$19	$22

Statutory capital and surplus was as follows at:

	December 31,
Company	2019	2018
	(In millions)
Brighthouse Life Insurance Company of NY	$579	$279

Dividend Restrictions
The Company is not permitted to pay dividends in 2020 to its parent without insurance regulatory approval from the NYDFS. The Company paid $28 million of dividends in 2019 and did not pay any dividends in 2018 and 2017 to its parent.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

Under New York Insurance Laws, the Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, the Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, the Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, the Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, the Company will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2016	$2	$3	$5
OCI before reclassifications	33	(4)	29
Deferred income tax benefit (expense)	(12)	2	(10)
AOCI before reclassifications, net of income tax	23	1	24
Amounts reclassified from AOCI	2	—	2
Deferred income tax benefit (expense) (2)	4	—	4
Amounts reclassified from AOCI, net of income tax	6	—	6
Balance at December 31, 2017	29	1	30
OCI before reclassifications	(67)	5	(62)
Deferred income tax benefit (expense)	13	—	13
AOCI before reclassifications, net of income tax	(25)	6	(19)
Amounts reclassified from AOCI	5	—	5
Deferred income tax benefit (expense)	(1)	—	(1)
Amounts reclassified from AOCI, net of income tax	4	—	4
Balance at December 31, 2018	(21)	6	(15)
OCI before reclassifications	178	—	178
Deferred income tax benefit (expense)	(37)	—	(37)
AOCI before reclassifications, net of income tax	120	6	126
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at December 31, 2019	$116	$6	$122
_______________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Equity (continued)

(2)	Includes the $5 million impact of the Tax Cuts and Job Act (the “Tax Act”) related to unrealized investments gains (losses), net of related offsets.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statements of Operations Locations
	Years Ended December 31,
	2019	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$5	$(5)	$(2)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	5	(5)	(2)
Income tax (expense) benefit	(1)	1	(4)
Net unrealized investment gains (losses), net of income tax	4	(4)	(6)
Total reclassifications, net of income tax	$4	$(4)	$(6)

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
Other revenues consisted primarily of 12b-1 fees of $13 million, $14 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Compensation	$20	$13	$14
Contracted services and other labor costs	15	9	5
Transition services agreements	14	11	12
Establishment costs	3	5	—
Premium and other taxes, licenses and fees	2	3	4
Volume related costs, excluding compensation, net of DAC capitalization	19	19	22
Other	8	6	9
Total other expenses	$81	$66	$66

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
11. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$33	$(2)	$17
Deferred:
Federal	(30)	7	(118)
Provision for income tax expense (benefit)	$3	$5	$(101)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Tax provision at statutory rate	$6	$9	$(17)
Tax effect of:
Rate revaluation due to tax reform (1)	—	—	(77)
Dividend received deduction (2)	(2)	(2)	(5)
Prior year tax	—	(1)	(1)
Tax credits	(1)	(1)	(1)
Provision for income tax expense (benefit)	$3	$5	$(101)
Effective tax rate	9%	12%	206%

__________________

(1)	For the year ended December 31, 2017, the Company recognized a $77 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act.

(2)
For the year ended December 31, 2018, the Tax Act changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends. The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$4	$2
Net operating loss carryforwards	3	3
Net unrealized investment losses	—	4
Investments, including derivatives (1)	—	18
Total deferred income tax assets	7	27
Deferred income tax liabilities:
Investments, including derivatives	12	—
Policyholder liabilities and receivables (1)	45	109
Intangibles	1	1
Net unrealized investment gains	33	—
DAC	30	25
Total deferred income tax liabilities	121	135
Net deferred income tax asset (liability)	$(114)	$(108)

_______________

(1)
The Company reclassified certain components of the 2018 net deferred income tax asset (liability) upon completion of a Separation related deferred tax basis study in 2019. Total deferred income tax assets and total deferred income tax liabilities increased by $15 million at December 31, 2018 as compared to the amounts previously presented. There was no change in total net deferred income tax asset (liability) resulting from these reclassifications at December 31, 2018.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $12 million and the Company had recorded a related deferred tax asset of $3 million which expires in year 2037.
The following table sets forth the foreign tax credits available for carryforward for tax purposes at December 31, 2019.

Foreign Tax Credits Carryforwards
(In millions)
Expiration
2020-2024	$1
2025-2029	1
2030-2034	2
2035-2039	—
Indefinite	—
$4

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
11. Income Tax (continued)

The ending balance for unrecognized tax benefits that, if recognized, would impact the effective rate is $1 million for each of the years ended December 31, 2019, 2018 and 2017. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2019, 2018 and 2017.
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
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $56 million to the Company under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $1 million related to this agreement. In November 2018, MetLife paid $2 million to the Company under the Tax Separation Agreement. At December 31, 2019, the current income tax payable included a $3 million payable to MetLife related to this agreement.
12. Contingencies, Commitments and Guarantees
Contingencies, Commitments and Guarantees
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $11 million and $8 million at December 31, 2019 and 2018, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $10 million and $11 million at December 31, 2019 and 2018, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both December 31, 2019 and 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements

13. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. See Note 1 for information regarding the MetLife Divestiture and Note 10 for amounts related to transition services from MetLife.
The Company has related party reinsurance, and investment and equity transactions, see Notes 5, 6 and 9. Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse Services currently provides, and previously MetLife provided, certain services to the Company, each using an allocation methodology under certain agreements for such services. These services include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with Brighthouse Services as well as with MetLife prior to the MetLife Divestiture, were $61 million, $44 million and $38 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were recorded in other expenses. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $12 million, $12 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($18) million and $1 million at December 31, 2019 and 2018, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $1 million and $3 million under this arrangement for the years ended December 31, 2019 and 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $12 million for each of the years ended December 31, 2019, 2018 and 2017. Commission expenses incurred related to these transactions and recorded in other expenses was $66 million, $58 million and $39 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also had related party fee income receivables of $1 million at both December 31, 2019 and 2018.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Summary of Investments
Other Than Investments in Related Parties
December 31, 2019
(In millions)

Types of Investments	Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$290	$317	$317
Public utilities	87	93	93
State and political subdivision	92	102	102
Foreign government	20	22	22
All other corporate bonds	1,669	1,768	1,768
Total bonds	2,158	2,302	2,302
Mortgage-backed and asset-backed securities	738	764	764
Redeemable preferred stock	1	1	1
Total fixed maturity securities	2,897	3,067	3,067
Mortgage loans	625		625
Short-term investments	52		52
Other invested assets	108		108
Total investments	$3,682		$3,852
_______________

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2019 and 2018
(In millions)

Segment	DAC	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2019
Annuities	$156	$390	$2,324	$—	$2
Life	19	352	15	1	—
Corporate & Other	—	10	—	—	—
Total	$175	$752	$2,339	$1	$2
2018
Annuities	$164	$377	$1,674	$—	$2
Life	22	342	18	1	—
Corporate & Other	—	9	—	—	—
Total	$186	$728	$1,692	$1	$2
_______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information (continued)
December 31, 2019, 2018 and 2017
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC	Other Expenses
2019
Annuities	$105	$83	$21	$19	$68
Life	14	37	48	3	10
Corporate & Other	1	2	—	—	3
Total	$120	$122	$69	$22	$81
2018
Annuities	$111	$63	$27	$(2)	$46
Life	25	35	17	3	15
Corporate & Other	3	2	1	—	5
Total	$139	$100	$45	$1	$66
2017
Annuities	$113	$57	$15	$(43)	$48
Life	15	19	19	3	13
Corporate & Other	2	10	1	—	5
Total	$130	$86	$35	$(40)	$66
_______________

(1)	See Note 2 of the Notes to the Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Reinsurance
December 31, 2019, 2018 and 2017
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2019
Life insurance in-force	$44,324	$38,220	$—	$6,104	—%
Life insurance premium (1)	$86	$63	$—	$23	—%
2018
Life insurance in-force	$46,722	$39,987	$—	$6,735	—%
Life insurance premium (1)	$91	$54	$—	$37	—%
2017
Life insurance in-force	$48,510	$41,167	$—	$7,343	—%
Life insurance premium (1)	$93	$67	$—	$26	—%
_______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2019, reinsurance ceded included related party transactions for life insurance in-force of $28.7 billion, and life insurance premiums of $45 million. For the year ended December 31, 2018, reinsurance ceded included related party transactions for life insurance in-force of $29.8 billion, and life insurance premiums of $37 million. For the year ended December 31, 2017, reinsurance ceded included related party transactions for life insurance in-force of $30.6 billion, and life insurance premiums of $52 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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
Item 13. Certain Relationships, Related Transactions and Director Independence
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
Independent Auditor’s Fees for 2019 and 2018
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2019 and 2018. All fees shown were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”).

	2019	2018
	(In millions)
Audit fees (1)	$1	$1
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
_______________

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

4.1*	Description of Securities.

10.1
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, between Brighthouse Services, LLC and MetLife Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Brighthouse Life Insurance Company of NY on August 7, 2019).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page of Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
	Date:	March 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor E. Murphy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2020
Conor E. Murphy

/s/ Lynn A. Dumais	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Lynn A. Dumais

/s/ Kimberly A. Berwanger	Director	March 5, 2020
Kimberly A. Berwanger

/s/ David W. Chamberlin	Director	March 5, 2020
David W. Chamberlin

/s/ Richard A. Hemmings	Director	March 5, 2020
Richard A. Hemmings

/s/ Mayer Naiman	Director	March 5, 2020
Mayer Naiman

/s/ Richard C. Pearson	Director	March 5, 2020
Richard C. Pearson

/s/ Douglas A. Rayvid	Director	March 5, 2020
Douglas A. Rayvid

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.