Form 10-Q
period 2020-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2020-05-13
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of May 13, 2020, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $2,970 and $2,897, respectively; allowance for credit losses of $0 and $0, respectively)	$3,067	$3,067
Mortgage loans (net of allowance for credit losses of $2 and $3, respectively)	617	625
Short-term investments, principally at estimated fair value	6	52
Other invested assets, principally at estimated fair value	147	108
Total investments	3,837	3,852
Cash and cash equivalents	293	148
Accrued investment income	91	25
Premiums, reinsurance and other receivables	1,304	1,048
Deferred policy acquisition costs	164	175
Other assets	30	33
Separate account assets	3,925	4,676
Total assets	$9,644	$9,957
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$762	$743
Policyholder account balances	2,328	2,339
Other policy-related balances	12	9
Payables for collateral under derivative transactions	18	85
Short-term debt	100	—
Current income tax payable	56	30
Deferred income tax liability	102	114
Other liabilities	1,238	912
Separate account liabilities	3,925	4,676
Total liabilities	8,541	8,908
Contingencies, Commitments and Guarantees (Note 10)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	532	434
Accumulated other comprehensive income (loss)	78	122
Total stockholder’s equity	1,103	1,049
Total liabilities and stockholder’s equity	$9,644	$9,957
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$8	$9
Universal life and investment-type product policy fees	23	23
Net investment income	33	26
Other revenues	(22)	(20)
Net investment gains (losses)	5	—
Net derivative gains (losses)	128	(3)
Total revenues	175	35
Expenses
Policyholder benefits and claims	1	10
Interest credited to policyholder account balances	10	8
Amortization of deferred policy acquisition costs	22	1
Other expenses	19	19
Total expenses	52	38
Income (loss) before provision for income tax	123	(3)
Provision for income tax expense (benefit)	25	(1)
Net income (loss)	$98	$(2)
Comprehensive income (loss)	$54	$44
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			98		98
Other comprehensive income (loss), net of income tax				(44)	(44)
Balance at March 31, 2020	$2	$491	$532	$78	$1,103

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2	$416	$434	$(15)	$837
Capital contribution		75			75
Net income (loss)			(2)		(2)
Other comprehensive income (loss), net of income tax				46	46
Balance at March 31, 2019	$2	$491	$432	$31	$956

See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$51	$4
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	163	70
Mortgage loans	27	2
Purchases of:
Fixed maturity securities	(217)	(157)
Mortgage loans	(20)	(23)
Cash received in connection with freestanding derivatives	80	24
Cash paid in connection with freestanding derivatives	(150)	(3)
Net change in short-term investments	45	—
Net change in other invested assets	1	7
Net cash provided by (used in) investing activities	(71)	(80)
Cash flows from financing activities
Policyholder account balances:
Deposits	164	132
Withdrawals	(32)	(55)
Net change in payables for collateral under derivative transactions	(67)	13
Short-term debt issued	100	—
Capital contribution	—	75
Net cash provided by (used in) financing activities	165	165
Change in cash, cash equivalents and restricted cash	145	89
Cash, cash equivalents and restricted cash, beginning of period	148	120
Cash, cash equivalents and restricted cash, end of period	$293	$209

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
Reclassifications
Certain amounts in the prior year periods’ interim condensed financial statements and related footnotes thereto have been reclassified to conform with the current period presentation as may be discussed when applicable in the Notes to the Interim Condensed Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2019 balance sheet data was derived from audited financial statements included in Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2019 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. ASUs adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than-temporary impairment on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method
The Company recorded an after tax net increase to retained earnings of less than $1 million for the cumulative effect of adoption. The adjustment included establishing or updating the allowance for credit losses on fixed maturity securities, mortgage loans, and other invested assets.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

CARES Act
In response to the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”), on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act contains numerous provisions intended to provide swift aid, including through tax relief, to businesses and individuals affected by the COVID-19 pandemic. The Company does not believe that the CARES Act will have a material impact to its financial statements at this time. The Company will continue to closely monitor developments related to the COVID-19 pandemic and the CARES Act.
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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
The segment accounting policies are the same as those used to prepare the Company’s interim condensed financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$9	$20	$(1)	$28
Provision for income tax expense (benefit)	2	4	(1)	5
Adjusted earnings	$7	$16	$—	23
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				128
Other adjustments to net income (loss)				(38)
Provision for income tax (expense) benefit				(20)
Net income (loss)				$98

Interest revenue	$24	$9	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(5)	$(4)	$(1)	$(10)
Provision for income tax expense (benefit)	(1)	(1)	(1)	(3)
Adjusted earnings	$(4)	$(3)	$—	(7)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				(3)
Other adjustments to net income (loss)				10
Provision for income tax (expense) benefit				(2)
Net income (loss)				$(2)

Interest revenue	$17	$8	$1

Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Annuities	$24	$22
Life	16	12
Corporate & Other	—	1
Adjustments	135	—
Total	$175	$35

Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Annuities	$7,527	$7,888
Life	1,951	1,933
Corporate & Other	166	136
Total	$9,644	$9,957

3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2019 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$3,934		$3,128		$4,683		$3,742
Separate account value	$3,925		$3,127		$4,675		$3,741
Net amount at risk	$258	(4)	$688	(5)	$4	(4)	$310	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

4. Investments
See Note 1 of the Notes to the Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses (see Note 1), effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses (1)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$1,398	$—	$55	$33	$1,420	$1,361	$—	$87	$2	$1,446
Foreign corporate	422	—	10	18	414	396	—	23	3	416
CMBS	306	—	13	3	316	319	—	16	1	334
U.S. government and agency	255	—	64	—	319	290	—	27	—	317
RMBS	268	—	15	2	281	277	—	12	1	288
ABS	218	—	1	15	204	142	—	1	1	142
State and political subdivision	87	—	11	—	98	92	—	10	—	102
Foreign government	16	—	—	1	15	20	—	2	—	22
Total fixed maturity securities	$2,970	$—	$169	$72	$3,067	$2,897	$—	$178	$8	$3,067

_______________

(1)	The allowance for credit losses on total fixed maturity securities was less than $1 million at March 31, 2020.
The Company did not hold any non-income producing fixed maturity securities at either March 31, 2020 or December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$29	$519	$857	$773	$792	$2,970
Estimated fair value	$29	$520	$865	$852	$801	$3,067

_______________

(1)
Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities by Sector
The estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position, by sector and by length of time that the securities have been in a continuous unrealized loss position, were as follows at:

	March 31, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$480	$32	$12	$1	$94	$2	$17	$—
Foreign corporate	198	13	24	5	28	1	26	2
CMBS	67	3	1	—	38	1	3	—
RMBS	39	2	—	—	8	—	6	1
ABS	138	12	16	3	57	—	22	1
State and political subdivision	7	—	—	—	19	—	—	—
Foreign government	9	1	1	—	2	—	—	—
Total fixed maturity securities	$938	$63	$54	$9	$246	$4	$74	$4
Total number of securities in an unrealized loss position	427		26		69		36

Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss) (“OCI”).
Once a security specific allowance for credit losses is established, the present value of cash flows expected to be collected from the security continues to be reassessed. Any changes in the security specific allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in net investment gains (losses).
Fixed maturity securities are also evaluated to determine whether any amounts have become uncollectible. When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $23 million at March 31, 2020 and is included in accrued investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Fixed maturity securities are also evaluated to determine if they qualify as purchased financial assets with credit deterioration (“PCD”). To determine if the credit deterioration experienced since origination is more than insignificant, both (i) the extent of the credit deterioration and (ii) any rating agency downgrades are evaluated. For securities categorized as PCD assets, the present value of cash flows expected to be collected from the security are compared to the par value of the security. If the present value of cash flows expected to be collected is less than the par value, credit losses are embedded in the purchase price of the PCD asset. In this situation, both an allowance for credit losses and amortized cost gross-up is recorded, limited by the amount that the estimated fair value is less than the grossed-up amortized cost basis. Any difference between the purchase price and the present value of cash flows is amortized or accreted into net investment income over the life of the PCD asset. Any subsequent PCD asset allowance for credit losses is evaluated in a manner similar to the process described above for fixed maturity securities.
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of less than $1 million, relating to three securities at March 31, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
PCD Fixed Maturity Securities
The Company did not purchase any PCD fixed maturity securities during the three months ended March 31, 2020.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$438	71.0%	$457	73.1%
Agricultural	181	29.3	171	27.3
Total mortgage loans	619	100.3	628	100.4
Allowance for credit losses	(2)	(0.3)	(3)	(0.4)
Total mortgage loans, net	$617	100.0%	$625	100.0%

Allowance for Credit Losses for Mortgage Loans
Evaluation and Measurement Methodologies
The allowance for credit losses is a valuation account that is deducted from the mortgage loan’s amortized cost basis to present the net amount expected to be collected on the mortgage loan. The loan balance, or a portion of the loan balance, is written-off against the allowance when management believes this amount is uncollectible.
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans totaled $3 million at March 31, 2020 and is included in accrued investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The allowance for credit losses is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for estimating expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions. A reasonable and supportable forecast period of two-years is used with an input reversion period of one-year.
Mortgage loans are evaluated in both portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity. The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, expected troubled debt restructurings (“TDRs”), foreclosure probable loans, and loans with dissimilar risk characteristics.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at December 31, 2019	$2	$1	$3
Cumulative effect of change in accounting principle	(1)	—	(1)
Balance at January 1, 2020	1	1	2
Balance at March 31, 2020	$1	$1	$2

Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
March 31, 2020
Commercial mortgage loans
Loan-to-value ratios
Less than 65%	$—	$112	$33	$20	$16	$204	$385
65% to 75%	—	40	5	—	1	3	49
76% to 80%	—	—	—	—	—	4	4
Total commercial mortgage loans	—	152	38	20	17	211	438
Agricultural mortgage loans
Loan-to-value ratios
Less than 65%	19	46	21	6	17	62	171
65% to 75%	—	6	4	—	—	—	10
Total agricultural mortgage loans	19	52	25	6	17	62	181
Total	$19	$204	$63	$26	$34	$273	$619

The loan-to-value ratio is a measure commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan and is commonly expressed as a percentage. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. Performing status is a measure commonly used to assess the quality of residential mortgage loans. A loan is considered performing when the borrower makes consistent and timely payments.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$429	97.9%	$448	98.0%
1.00x - 1.20x	9	2.1	9	2.0
Total	$438	100.0%	$457	100.0%

The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios less than 1.00 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt-service coverage ratio greater than 1.00 times indicates an excess of net operating income over the debt-service payments.
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both March 31, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans will not be considered past due during the period of deferral.
The Company did not have any mortgage loans past due at March 31, 2020.
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans will not be reported as in a nonaccrual status during the period of deferral.
The Company did not have any mortgage loans in a nonaccrual status at March 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2020.
Short-term modifications made on a good faith basis to borrowers who were current prior to any relief and in response to the COVID-19 pandemic, are not considered TDRs. Such short-term modifications include payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$97	$170
Derivatives	22	6
Subtotal	119	176
Amounts allocated from:
Future policy benefits	(3)	(3)
DAC and DSI	(18)	(19)
Subtotal	(21)	(22)
Deferred income tax benefit (expense)	(20)	(32)
Net unrealized investment gains (losses)	$78	$122

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2020
(In millions)
Balance at December 31, 2019	$122
Unrealized investment gains (losses) during the period	(57)
Unrealized investment gains (losses) relating to:
DAC and DSI	1
Deferred income tax benefit (expense)	12
Balance at March 31, 2020	$78
Change in net unrealized investment gains (losses)	$(44)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2020 and December 31, 2019.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	194	19
Total invested assets on deposit and pledged as collateral (2)	$196	$21

_______________

(1)	The Company has pledged invested assets in connection with derivative transactions (see Note 5).

(2)	The Company did not hold any restricted cash and cash equivalents at either March 31, 2020 or December 31, 2019.
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to (i) direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$373	$362	$394	$376

The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities Available-for-sale” for information on these securities.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$27	$23
Mortgage loans	6	4
Cash, cash equivalents and short-term investments	1	—
Other	1	—
Total investment income	35	27
Less: Investment expenses	2	1
Net investment income	$33	$26

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fixed maturity securities	$5	$—
Total net investment gains (losses)	$5	$—

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Proceeds	$127	$55
Gross investment gains	$5	$—
Gross investment losses	—	—
Net investment gains (losses)	$5	$—

5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:

•	Interest rate caps;

•	Foreign currency swaps, and

•	Equity index options.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Financial Statements included in the 2019 Annual Report.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$112	$22	$—	$98	$6	$—
Total qualifying hedges		112	22	—	98	6	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	1	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	18	7	—	18	4	—
Equity index options	Equity market	5,996	116	238	4,699	96	39
Total non-designated or non-qualifying derivatives		6,814	124	238	5,517	102	39
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	556	—	N/A	338	—
Direct guaranteed minimum benefits	Other	N/A	—	53	N/A	—	(28)
Direct index-linked annuities	Other	N/A	—	(47)	N/A	—	180
Total embedded derivatives	Other	N/A	556	6	N/A	338	152
Total		$6,926	$702	$244	$5,615	$446	$191

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$16
Total cash flow hedges	—	—	—	16
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	3	—	—	—
Equity derivatives	(250)	—	—	—
Embedded derivatives	375	—	—	—
Total non-qualifying hedges	128	—	—	—
Total	$128	$—	$—	$16
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$(1)
Total cash flow hedges	—	—	—	(1)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(4)	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	36	—	—	—
Embedded derivatives	(35)	—	—	—
Total non-qualifying hedges	(3)	—	—	—
Total	$(3)	$—	$—	$(1)
At March 31, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $22 million and $6 million, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2020
Derivative assets	$146	$(73)	$(17)	$56	$(44)	$12
Derivative liabilities	$238	$(73)	$—	$165	$(163)	$2
December 31, 2019
Derivative assets	$108	$(21)	$(82)	$5	$(4)	$1
Derivative liabilities	$39	$(21)	$—	$18	$(18)	$—
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$165	$18
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$195	$19
_______________

(1)	After taking into consideration the existence of netting agreements.

(2)
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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented in the tables below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,377	$43	$1,420
Foreign corporate	—	404	10	414
CMBS	—	316	—	316
U.S. government and agency	163	156	—	319
RMBS	—	276	5	281
ABS	—	185	19	204
State and political subdivision	—	98	—	98
Foreign government	—	15	—	15
Total fixed maturity securities	163	2,827	77	3,067
Short-term investments	3	3	—	6
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	29	—	29
Equity market	—	116	—	116
Total derivative assets	—	146	—	146
Embedded derivatives within asset host contracts (2)	—	—	556	556
Separate account assets	—	3,925	—	3,925
Total assets	$166	$6,901	$633	$7,700
Liabilities
Derivative liabilities: (1)
Equity market	—	238	—	238
Embedded derivatives within liability host contracts (2)	—	—	6	6
Total liabilities	$—	$238	$6	$244

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,419	$27	$1,446
Foreign corporate	—	408	8	416
CMBS	—	334	—	334
U.S. government and agency	184	133	—	317
RMBS	—	288	—	288
ABS	—	133	9	142
State and political subdivision	—	102	—	102
Foreign government	—	22	—	22
Total fixed maturity securities	184	2,839	44	3,067
Short-term investments	35	17	—	52
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	10	—	10
Equity market	—	96	—	96
Total derivative assets	—	108	—	108
Embedded derivatives within asset host contracts (2)	—	—	338	338
Separate account assets	—	4,676	—	4,676
Total assets	$219	$7,640	$382	$8,241
Liabilities
Derivative liabilities: (1)
Equity market	—	39	—	39
Embedded derivatives within liability host contracts (2)	—	—	152	152
Total liabilities	$—	$39	$152	$191
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. Prices received are assessed to determine if they represent a reasonable estimate of fair value. Several controls are performed, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
A formal process is also applied to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, the last available price will be used.
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2020.
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
Short-term Investments
The fair value for actively traded short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.

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
The fair values for OTC-bilateral derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
Certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows at:

					March 31, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	3.19%	-	3.43%	0.54%	-	1.99%	Decrease (6)
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$35	$9	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	375
Total realized/unrealized gains (losses) included in AOCI	(3)	(1)	—
Purchases (5)	20	12	—
Sales (5)	(4)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(11)
Transfers into Level 3 (6)	5	5	—
Transfers out of Level 3 (6)	—	(1)	—
Balance, end of period	$53	$24	$550
Three Months Ended March 31, 2019
Balance, beginning of period	$13	$5	$311
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(35)
Total realized/unrealized gains (losses) included in AOCI	1	—	—
Purchases (5)	—	—	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(14)
Transfers into Level 3 (6)	—	5	—
Transfers out of Level 3 (6)	—	—	—
Balance, end of period	$14	$10	$262
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (7)	$—	$—	$365
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2020 (7)	$(3)	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (7)	$—	$—	$13
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(3)
Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).

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

(7)
Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$617	$—	$—	$625	$625
Premiums, reinsurance and other receivables	$449	$—	$2	$446	$448
Liabilities
Policyholder account balances	$948	$—	$—	$883	$883
Short-term debt	$100	$—	$—	$100	$100
Other liabilities	$582	$—	$148	$434	$582

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$625	$—	$—	$647	$647
Premiums, reinsurance and other receivables	$444	$—	$—	$444	$444
Liabilities
Policyholder account balances	$963	$—	$—	$955	$955
Other liabilities	$432	$—	$1	$431	$432

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. For each insurance subsidiary, the borrowing and lending limit is 3% of the respective insurance subsidiary’s statutory admitted assets as of the previous year end. For BHF and each non-insurance subsidiary, the borrowing and lending limit is based on a formula tied to the statutory admitted assets of the respective insurance subsidiaries. On March 30, 2020, BHNY issued a $100 million promissory note due June 30, 2020 to Brighthouse Holdings, LLC, which bears interest at a fixed rate of 2.4996%.
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	(67)	16	(51)
Deferred income tax benefit (expense)	14	(3)	11
AOCI before reclassifications, net of income tax	63	19	82
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at March 31, 2020	$59	$19	$78

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2018	$(21)	$6	$(15)
OCI before reclassifications	59	(1)	58
Deferred income tax benefit (expense)	(12)	—	(12)
AOCI before reclassifications, net of income tax	26	5	31
Amounts reclassified from AOCI	—	—	—
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	—	—	—
Balance at March 31, 2019	$26	$5	$31
_______________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$5	$—	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	5	—
Income tax (expense) benefit	(1)	—
Net unrealized investment gains (losses), net of income tax	4	—
Total reclassifications, net of income tax	$4	$—

9. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $3 million for both the three months ended March 31, 2020 and 2019 of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Compensation	$5	$5
Contracted services and other labor costs	4	3
Transition services agreements	2	4
Establishment costs	2	1
Premium and other taxes, licenses and fees	1	1
Volume related costs, excluding compensation, net of DAC capitalization	5	4
Other	—	1
Total other expenses	$19	$19

Related Party Expenses
See Note 11 for a discussion of related party expenses included in the table above.

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Other Contingencies
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving contract disputes with third-party vendors or with counterparties to contractual arrangements entered into by the Company. In such cases, the Company establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For some asserted claims, the Company is not currently able to estimate any reasonably possible loss or range of loss associated with such matters, and will be unable to do so until developments have provided sufficient information to support any such assessments. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $25 million and $11 million at March 31, 2020 and December 31, 2019, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $11 million and $10 million at March 31, 2020 and December 31, 2019, respectively.

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
The Company had no liability for indemnities, guarantees and commitments at both March 31, 2020 and December 31, 2019.
11. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 9 for amounts related to continuing transition services. The Company also has related party debt transactions (see Note 7). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
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
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Premiums
Reinsurance ceded	$(8)	$(10)
Universal life and investment-type product policy fees
Reinsurance ceded	$(1)	$(1)
Other revenues
Reinsurance ceded	$(24)	$(24)
Policyholder benefits and claims
Reinsurance ceded	$(39)	$(8)
Other Expenses
Reinsurance ceded	$(2)	$(2)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
11. Related party (continued)

Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Assets
Premiums, reinsurance and other receivables	$808	$567
Liabilities
Other liabilities	$383	$387

The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $556 million and $338 million at March 31, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were $218 million and ($3) million for the three months ended March 31, 2020 and 2019, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million for both the three months ended March 31, 2020 and 2019. Costs incurred under these arrangements were $13 million and $15 million for the three months ended March 31, 2020 and 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $1 million and $0 for the three months ended March 31, 2020 and 2019, respectively. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of $7 million and ($18) million at March 31, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million for both the three months ended March 31, 2020 and 2019. Commission expenses incurred related to these transactions and recorded in other expenses was $17 million and $15 million for the three months ended March 31, 2020 and 2019, respectively. The Company also had related party fee income receivables of $1 million at both March 31, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020 (the “2019 Annual Report”); and (iii) our current reports on Form 8-K filed in 2020.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
COVID-19 Pandemic
We are closely monitoring developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has already negatively impacted us, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See also “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity.”
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as further described in “— Regulatory Developments.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact future revenues and expenses associated with our products.
Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 4 of the Notes to the Interim Condensed Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook of Brighthouse Financial, Inc. (“BHF”) and certain of our other affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services (“NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein.
New York State Insurance Regulatory Actions Related to the COVID-19 Pandemic
The NYDFS has mandated that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. As a result, we have taken actions to provide relief to our life insurance policyholders, annuitants and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums to 90 days, offering additional time to exercise contractual rights or options or extending maturity dates on annuities. The NYDFS also requires life insurers to permit policyholders to remit their past due premiums over a 12-month period.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of deferred policy acquisition costs (“DAC”);

(iii)	investment credit losses;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in the 2019 Annual Report.
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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass-through of performance of ceded separate account assets.

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

Results of Operations
Results for the Three Months Ended March 31, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$8	$9
Universal life and investment-type product policy fees	23	23
Net investment income	33	26
Other revenues	(22)	(20)
Net investment gains (losses)	5	—
Net derivative gains (losses)	128	(3)
Total revenues	175	35
Expenses
Policyholder benefits and claims	1	10
Interest credited to policyholder account balances	10	8
Capitalization of DAC	(11)	(9)
Amortization of DAC	22	1
Other expenses	30	28
Total expenses	52	38
Income (loss) before provision for income tax	123	(3)
Provision for income tax expense (benefit)	25	(1)
Net income (loss)	$98	$(2)

The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
GMLB Riders	$87	$12
Other derivative instruments	3	(5)
Net investment gains (losses)	5	—
Pre-tax adjusted earnings	28	(10)
Income (loss) before provision for income tax	123	(3)
Provision for income tax expense (benefit)	25	(1)
Net income (loss)	$98	$(2)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Income before provision for income tax was $123 million ($98 million, net of income tax), an increase of $126 million ($100 million, net of income tax) from a loss before provision for income tax of $3 million ($2 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•	net favorable changes in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to:

◦	a favorable change in ceded reinsurance resulting from lower relative equity markets and lower interest rates;
partially offset by:

◦	an unfavorable change to the estimated fair value of variable annuity liability reserves from lower equity markets and lower interest rates; and

◦	an unfavorable change in GMLB DAC from lower equity markets and lower interest rates;

•	higher pre-tax adjusted earnings, discussed in greater detail below;

•
higher current period gains from freestanding derivatives due to favorable changes in foreign currency swaps resulting from the U.S. dollar strengthening, partially offset by the impact of lower short-term rates in the current period compared to the prior period for interest rate cap hedges; and

•	favorable changes in net investment gains (losses) reflecting gains in the current period, compared to losses in the prior period, from the sale of fixed maturity securities.
The provision for income tax in the current period led to an effective tax rate of 20%, compared to 33% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net income (loss)	$98	$(2)
Add: Provision for income tax expense (benefit)	25	(1)
Income (loss) before provision for income tax	123	(3)
Less: GMLB Riders	87	12
Less: Other derivative instruments	3	(5)
Less: Net investment gains (losses)	5	—
Pre-tax adjusted earnings	28	(10)
Less: Provision for income tax expense (benefit)	5	(3)
Adjusted earnings	$23	$(7)
Results for the Three Months Ended March 31, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$32	$33
Net investment spread	18	14
Insurance-related activities	(6)	(30)
Amortization of DAC	3	(8)
Other expenses, net of DAC capitalization	(19)	(19)
Pre-tax adjusted earnings	28	(10)
Provision for income tax expense (benefit)	5	(3)
Adjusted earnings	$23	$(7)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were $23 million, an increase of $30 million.
Key favorable impacts were:

•	lower costs associated with insurance-related activities driven by lower paid claims, net of reinsurance;

•	lower amortization of DAC driven by the reduction of future gross profits from the decline in equity markets; and

•	higher net investment spread reflecting higher average invested assets resulting from positive net flows in the general account.
The provision for income tax in the current period led to an effective tax rate of 18%, compared to 30% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	the impact of the ongoing COVID-19 pandemic;

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	the impact on earnings, capitalization and statutory capital and greater volatility of our results due to guarantees within certain of our products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•	the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;

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

•
whether all or any portion of the tax consequences of our separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2019 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About

Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Financial Statements. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. The extent to which the COVID-19 pandemic adversely affects our business and financial results may also have the effect of heightening or exacerbating many of the other risks described in the “Risk Factors” section of our 2019 Annual Report.
The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.” At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is, likewise, not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model.
A key part of our operating strategy is that we leverage third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to a force majeure or otherwise, there could be a material adverse effect on our business, results of operations or financial condition.
Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. Moreover, a sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions have adversely affected, and we expect will continue to adversely affect, the values and cash flows of some of our investments. We expect our investments in secured loans and asset-backed securities will be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on enforcement actions with respect to delinquent or defaulted loans imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the COVID-19 pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long-term macro-economic assumptions relating to accounting for current expected credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity. In addition, market conditions related to the COVID-19 pandemic may increase certain liabilities beyond what our hedges cover.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook for BHF and certain of our other affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers adversely affected by the COVID-19 pandemic, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.” Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. Currently, our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
Both the U.S. federal government and many state legislatures and insurance regulators have passed new legislation and regulations in response to the COVID-19 pandemic that affect the conduct of our business. Changes in our circumstances due to the COVID-19 pandemic could subject us to additional legal and regulatory restrictions under existing laws and regulations, such as the Coronavirus Aid, Relief, and Economic Security Act. Future legal and regulatory responses could also materially affect the conduct of our business going forward as well as our results of operations and financial condition.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 13, 2020