Form 10-Q
period 2020-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2020-08-11
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 11, 2020, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	19
	Note 6 — Fair Value	24
	Note 7 — Short-term Debt	33
	Note 8 — Equity	33
	Note 9 — Other Revenues and Other Expenses	35
	Note 10 — Contingencies, Commitments and Guarantees	35
	Note 11 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 4.	Controls and Procedures	49

Part II — Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	50

Signature		51

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,055 and $2,897, respectively; allowance for credit losses of $0 and $0, respectively)	$3,354	$3,067
Mortgage loans (net of allowance for credit losses of $4 and $3, respectively)	631	625
Short-term investments, principally at estimated fair value	22	52
Other invested assets, principally at estimated fair value	146	108
Total investments	4,153	3,852
Cash and cash equivalents	241	148
Accrued investment income	26	25
Premiums, reinsurance and other receivables	1,236	1,048
Deferred policy acquisition costs	145	175
Other assets	29	33
Separate account assets	4,374	4,676
Total assets	$10,204	$9,957
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$783	$743
Policyholder account balances	2,602	2,339
Other policy-related balances	14	9
Payables for collateral under derivative transactions	89	85
Current income tax payable	30	30
Deferred income tax liability	167	114
Other liabilities	888	912
Separate account liabilities	4,374	4,676
Total liabilities	8,947	8,908
Contingencies, Commitments and Guarantees (Note 10)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	550	434
Accumulated other comprehensive income (loss)	214	122
Total stockholder’s equity	1,257	1,049
Total liabilities and stockholder’s equity	$10,204	$9,957
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$11	$7	$19	$16
Universal life and investment-type product policy fees	23	24	46	47
Net investment income	33	30	66	56
Other revenues	(18)	(22)	(40)	(42)
Net investment gains (losses)	—	5	5	5
Net derivative gains (losses)	27	27	155	24
Total revenues	76	71	251	106
Expenses
Policyholder benefits and claims	13	14	14	24
Interest credited to policyholder account balances	9	9	19	17
Amortization of deferred policy acquisition costs	11	5	33	6
Other expenses	21	20	40	39
Total expenses	54	48	106	86
Income (loss) before provision for income tax	22	23	145	20
Provision for income tax expense (benefit)	4	4	29	3
Net income (loss)	$18	$19	$116	$17
Comprehensive income (loss)	$154	$80	$208	$124
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			98		98
Other comprehensive income (loss), net of income tax				(44)	(44)
Balance at March 31, 2020	2	491	532	78	1,103
Net income (loss)			18		18
Other comprehensive income (loss), net of income tax				136	136
Balance at June 30, 2020	$2	$491	$550	$214	$1,257

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2	$416	$434	$(15)	$837
Capital contribution		75			75
Net income (loss)			(2)		(2)
Other comprehensive income (loss), net of income tax				46	46
Balance at March 31, 2019	2	491	432	31	956
Net income (loss)			19		19
Other comprehensive income (loss), net of income tax				61	61
Balance at June 30, 2019	$2	$491	$451	$92	$1,036
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(2)	$(4)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	257	461
Mortgage loans	37	7
Purchases of:
Fixed maturity securities	(387)	(663)
Mortgage loans	(46)	(82)
Cash received in connection with freestanding derivatives	91	50
Cash paid in connection with freestanding derivatives	(155)	(8)
Net change in short-term investments	30	—
Net change in other invested assets	1	6
Net cash provided by (used in) investing activities	(172)	(229)
Cash flows from financing activities
Policyholder account balances:
Deposits	319	299
Withdrawals	(56)	(87)
Net change in payables for collateral under derivative transactions	4	16
Short-term debt issued	100	—
Short-term debt repaid	(100)	—
Capital contribution	—	75
Net cash provided by (used in) financing activities	267	303
Change in cash, cash equivalents and restricted cash	93	70
Cash, cash equivalents and restricted cash, beginning of period	148	120
Cash, cash equivalents and restricted cash, end of period	$241	$190
Supplemental disclosure of cash flow information
Net cash paid (received) for:
Interest	$1	$—
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. ASUs adopted as of June 30, 2020 are summarized as follows:

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
ASUs issued but not yet adopted as of June 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	The amendments are currently effective for the Company on January 1, 2022. On July 7, the FASB released an exposure draft which if adopted, will change the effective date of the amendments to January 1, 2023.	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(9)	$—	$(2)	$(11)
Provision for income tax expense (benefit)	(3)	—	—	(3)
Adjusted earnings	$(6)	$—	$(2)	(8)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				27
Other adjustments to net income (loss)				6
Provision for income tax (expense) benefit				(7)
Net income (loss)				$18

Interest revenue	$23	$9	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(7)	$(6)	$(1)	$(14)
Provision for income tax expense (benefit)	(2)	(1)	—	(3)
Adjusted earnings	$(5)	$(5)	$(1)	(11)
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				27
Other adjustments to net income (loss)				5
Provision for income tax (expense) benefit				(7)
Net income (loss)				$19

Interest revenue	$20	$10	$—

	Six Months Ended June 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$—	$20	$(3)	$17
Provision for income tax expense (benefit)	(1)	4	(1)	2
Adjusted earnings	$1	$16	$(2)	15
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				155
Other adjustments to net income (loss)				(32)
Provision for income tax (expense) benefit				(27)
Net income (loss)				$116

Interest revenue	$47	$18	$1

	Six Months Ended June 30, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(12)	$(10)	$(2)	$(24)
Provision for income tax expense (benefit)	(3)	(2)	(1)	(6)
Adjusted earnings	$(9)	$(8)	$(1)	(18)
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				24
Other adjustments to net income (loss)				15
Provision for income tax (expense) benefit				(9)
Net income (loss)				$17

Interest revenue	$37	$18	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$26	$22	$50	$44
Life	17	14	33	26
Corporate & Other	1	—	1	1
Adjustments	32	35	167	35
Total	$76	$71	$251	$106
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Annuities	$8,178	$7,888
Life	1,889	1,933
Corporate & Other	137	136
Total	$10,204	$9,957
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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,380		$3,444		$4,683		$3,742
Separate account value	$4,372		$3,443		$4,675		$3,741
Net amount at risk	$38	(4)	$530	(5)	$4	(4)	$310	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
(3)Includes the contract holder’s investments in the general account and separate account, if applicable.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
3. Insurance (continued)
(4)Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
(5)Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contract holders have achieved.
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses (1)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$1,450	$—	$153	$5	$1,598	$1,361	$—	$87	$2	$1,446
Foreign corporate	448	—	33	6	475	396	—	23	3	416
CMBS	302	—	29	—	331	319	—	16	1	334
U.S. government and agency	254	—	64	—	318	290	—	27	—	317
RMBS	223	—	16	—	239	277	—	12	1	288
ABS	281	—	5	4	282	142	—	1	1	142
State and political subdivision	81	—	12	—	93	92	—	10	—	102
Foreign government	16	—	2	—	18	20	—	2	—	22
Total fixed maturity securities	$3,055	$—	$314	$15	$3,354	$2,897	$—	$178	$8	$3,067
_______________
(1)The allowance for credit losses on total fixed maturity securities was less than $1 million at June 30, 2020.
The Company did not hold any non-income producing fixed maturity securities at either June 30, 2020 or December 31, 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$42	$532	$896	$779	$806	$3,055
Estimated fair value	$43	$563	$974	$922	$852	$3,354
_______________
(1)Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).
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

	June 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$100	$4	$6	$1	$94	$2	$17	$—
Foreign corporate	36	2	32	4	28	1	26	2
CMBS	15	—	1	—	38	1	3	—
RMBS	10	—	—	—	8	—	6	1
ABS	131	3	17	1	57	—	22	1
State and political subdivision	10	—	—	—	19	—	—	—
Foreign government	3	—	—	—	2	—	—	—
Total fixed maturity securities	$305	$9	$56	$6	$246	$4	$74	$4
Total number of securities in an unrealized loss position	246		25		69		36
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $23 million at June 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of less than $1 million, relating to two securities at June 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$459	72.7%	$457	73.1%
Agricultural	176	27.9	171	27.3
Total mortgage loans	635	100.6	628	100.4
Allowance for credit losses	(4)	(0.6)	(3)	(0.4)
Total mortgage loans, net	$631	100.0%	$625	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at June 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $3 million at June 30, 2020.
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
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at December 31, 2019	$2	$1	$3
Cumulative effect of change in accounting principle	(1)	—	(1)
Balance at January 1, 2020	1	1	2
Current period provision	1	1	2
Balance at June 30, 2020	$2	$2	$4

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
	(In millions)
June 30, 2020
Commercial mortgage loans
Loan-to-value ratios
Less than 65%	$22	$97	$29	$20	$16	$203	$387
65% to 75%	—	55	4	—	—	3	62
76% to 80%	—	—	—	—	1	—	1
Greater than 80%	—	—	5	—	—	4	9
Total commercial mortgage loans	22	152	38	20	17	210	459
Agricultural mortgage loans
Loan-to-value ratios
Less than 65%	23	48	20	6	17	55	169
65% to 75%	—	3	4	—	—	—	7
Total agricultural mortgage loans	23	51	24	6	17	55	176
Total	$45	$203	$62	$26	$34	$265	$635
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$439	95.7%	$448	98.0%
1.00x - 1.20x	9	2.0	9	2.0
Less than 1.00x	11	2.3	—	—
Total	$459	100.0%	$457	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both June 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At June 30, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
The Company did not have any mortgage loans past due at June 30, 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at both June 30, 2020 and December 31, 2019.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during the six months ended June 30, 2020.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$299	$170
Derivatives	17	6
Subtotal	316	176
Amounts allocated from:
Future policy benefits	(10)	(3)
DAC and DSI	(36)	(19)
Subtotal	(46)	(22)
Deferred income tax benefit (expense)	(56)	(32)
Net unrealized investment gains (losses)	$214	$122

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2020
(In millions)
Balance at December 31, 2019	$122
Unrealized investment gains (losses) during the period	140
Unrealized investment gains (losses) relating to:
Future policy benefits	(7)
DAC and DSI	(17)
Deferred income tax benefit (expense)	(24)
Balance at June 30, 2020	$214
Change in net unrealized investment gains (losses)	$92
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2020 and December 31, 2019.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	33	19
Total invested assets on deposit and pledged as collateral (2)	$35	$21
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either June 30, 2020 or December 31, 2019.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$348	$320	$394	$376
The Company’s investments in unconsolidated VIEs are described below.

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$28	$25	$55	$48
Mortgage loans	6	5	12	9
Cash, cash equivalents and short-term investments	—	1	1	1
Other	—	—	1	—
Total investment income	34	31	69	58
Less: Investment expenses	1	1	3	2
Net investment income	$33	$30	$66	$56
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$1	$5	$6	$5
Mortgage loans	(1)	—	(1)	—
Other	—	—	—	—
Total net investment gains (losses)	$—	$5	$5	$5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$52	$359	$179	$414
Gross investment gains	$1	$6	$6	$6
Gross investment losses	—	(1)	—	(1)
Net investment gains (losses)	$1	$5	$6	$5
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
•Interest rate caps;
•Foreign currency swaps, and
•Equity derivatives: options and total return swaps
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Financial Statements included in the 2019 Annual Report.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$112	$17	$—	$98	$6	$—
Total qualifying hedges		112	17	—	98	6	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	1	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	17	7	—	18	4	—
Equity index options	Equity market	5,912	121	72	4,699	96	39
Equity total return swaps	Equity market	34	—	1	—	—	—
Total non-designated or non-qualifying derivatives		6,763	129	73	5,517	102	39
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	539	—	N/A	338	—
Direct guaranteed minimum benefits	Other	N/A	—	34	N/A	—	(28)
Direct index-linked annuities	Other	N/A	—	116	N/A	—	180
Total embedded derivatives	Other	N/A	539	150	N/A	338	152
Total		$6,875	$685	$223	$5,615	$446	$191

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
	(In millions)
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$(5)
Total cash flow hedges	—	—	1	(5)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	176	—	—	—
Embedded derivatives	(148)	—	—	—
Total non-qualifying hedges	27	—	—	—
Total	$27	$—	$1	$(5)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$4
Total cash flow hedges	—	—	—	4
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(2)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	13	—	—	—
Embedded derivatives	15	—	—	—
Total non-qualifying hedges	27	—	—	—
Total	$27	$—	$—	$4

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$11
Total cash flow hedges	—	—	1	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	3	—	—	—
Equity derivatives	(74)	—	—	—
Embedded derivatives	227	—	—	—
Total non-qualifying hedges	155	—	—	—
Total	$155	$—	$1	$11
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$3
Total cash flow hedges	—	—	1	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(6)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	49	—	—	—
Embedded derivatives	(20)	—	—	—
Total non-qualifying hedges	24	—	—	—
Total	$24	$—	$1	$3
At June 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $17 million and $6 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2020
Derivative assets	$146	$(46)	$(88)	$12	$(3)	$9
Derivative liabilities	$73	$(46)	$—	$27	$(26)	$1
December 31, 2019
Derivative assets	$108	$(21)	$(82)	$5	$(4)	$1
Derivative liabilities	$39	$(21)	$—	$18	$(18)	$—
_______________
(1)Represents amounts subject to an enforceable master netting agreement or similar agreement.
(2)The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.
(3)Securities collateral received from counterparties is not reported on the balance sheets and may not be sold or re-pledged unless the counterparty is in default. Amounts do not include excess of collateral pledged or received.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$27	$18
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$33	$19
_______________
(1)After taking into consideration the existence of netting agreements.
(2)All of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,556	$42	$1,598
Foreign corporate	—	462	13	475
CMBS	—	331	—	331
U.S. government and agency	161	157	—	318
RMBS	—	239	—	239
ABS	—	262	20	282
State and political subdivision	—	93	—	93
Foreign government	—	18	—	18
Total fixed maturity securities	161	3,118	75	3,354
Short-term investments	17	5	—	22
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	24	—	24
Equity market	—	121	—	121
Total derivative assets	—	146	—	146
Embedded derivatives within asset host contracts (2)	—	—	539	539
Separate account assets	—	4,374	—	4,374
Total assets	$178	$7,643	$614	$8,435
Liabilities
Derivative liabilities: (1)
Equity market	$—	$73	$—	$73
Embedded derivatives within liability host contracts (2)	—	—	150	150
Total liabilities	$—	$73	$150	$223

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
_______________
(1)Derivative assets are presented within other invested assets on the balance sheets and derivative liabilities are presented within other liabilities on the balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the balance sheets.
(2)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the balance sheets.
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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. Prices received are assessed to determine if they represent a reasonable estimate of fair value. Several controls are performed, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2020.
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

					June 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.52%	-	2.78%	0.54%	-	1.99%	Decrease (6)
_______________
(1)Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.
(2)The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
(3)The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(5)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(6)Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$53	$24	$550
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(148)
Total realized/unrealized gains (losses) included in AOCI	5	—	—
Purchases (5)	8	14	—
Sales (5)	(3)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(13)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(8)	(18)	—
Balance, end of period	$55	$20	$389
Three Months Ended June 30, 2019
Balance, beginning of period	$14	$10	$262
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	15
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—
Purchases (5)	9	—	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(17)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1)	(10)	—
Balance, end of period	$21	$—	$260
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (7)	$—	$—	$(159)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (7)	$4	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (7)	$—	$—	$26

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$35	$9	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	227
Total realized/unrealized gains (losses) included in AOCI	2	—	—
Purchases (5)	28	17	—
Sales (5)	(6)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(24)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(4)	(6)	—
Balance, end of period	$55	$20	$389
Six Months Ended June 30, 2019
Balance, beginning of period	$13	$5	$311
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(20)
Total realized/unrealized gains (losses) included in AOCI	—	—	—
Purchases (5)	9	—	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(31)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1)	(5)	—
Balance, end of period	$21	$—	$260
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (7)	$—	$—	$206
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (7)	$2	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (7)	$—	$—	$39
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(3)Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).
(4)Interest accruals, as well as cash interest coupons received, are excluded from the rollforward.
(5)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(6)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
(7)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$631	$—	$—	$654	$654
Premiums, reinsurance and other receivables	$437	$—	$1	$436	$437
Liabilities
Policyholder account balances	$941	$—	$—	$958	$958
Other liabilities	$447	$—	$22	$425	$447

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$625	$—	$—	$647	$647
Premiums, reinsurance and other receivables	$444	$—	$—	$444	$444
Liabilities
Policyholder account balances	$963	$—	$—	$955	$955
Other liabilities	$432	$—	$1	$431	$432

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. For each insurance subsidiary, the borrowing and lending limit is 3% of the respective insurance subsidiary’s statutory admitted assets as of the previous year end. For BHF and each non-insurance subsidiary, the borrowing and lending limit is based on a formula tied to the statutory admitted assets of the respective insurance subsidiaries. On March 30, 2020, BHNY issued a $100 million promissory note to Brighthouse Holdings, LLC, which bore interest at a fixed rate of 2.4996% and was repaid upon maturity on June 30, 2020.
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2020	$59	$19	$78
OCI before reclassifications	178	(5)	173
Deferred income tax benefit (expense)	(37)	1	(36)
AOCI before reclassifications, net of income tax	200	15	215
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at June 30, 2020	$199	$15	$214

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2019	$26	$5	$31
OCI before reclassifications	78	4	82
Deferred income tax benefit (expense)	(16)	(1)	(17)
AOCI before reclassifications, net of income tax	88	8	96
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at June 30, 2019	$84	$8	$92

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	111	11	122
Deferred income tax benefit (expense)	(23)	(2)	(25)
AOCI before reclassifications, net of income tax	204	15	219
Amounts reclassified from AOCI	(6)	—	(6)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(5)	—	(5)
Balance at June 30, 2020	$199	$15	$214

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2018	$(21)	$6	$(15)
OCI before reclassifications	137	3	140
Deferred income tax benefit (expense)	(28)	(1)	(29)
AOCI before reclassifications, net of income tax	88	8	96
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at June 30, 2019	$84	$8	$92
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$1	$5	$6	$5	Net investment income
Net unrealized investment gains (losses), before income tax	1	5	6	5
Income tax (expense) benefit	—	(1)	(1)	(1)
Net unrealized investment gains (losses), net of income tax	1	4	5	4
Total reclassifications, net of income tax	$1	$4	$5	$4

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
Other revenues consisted primarily of 12b-1 fees of $3 million and $6 million for the three months and six months ended June 30, 2020, respectively, and $3 million and $6 million for the three months and six months ended June 30, 2019, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$5	$4	$10	$9
Contracted services and other labor costs	4	3	8	6
Transition services agreements	—	4	2	8
Establishment costs	2	2	4	3
Premium and other taxes, licenses and fees	—	(1)	1	—
Volume related costs, excluding compensation, net of DAC capitalization	5	5	10	9
Other	5	3	5	4
Total other expenses	$21	$20	$40	$39
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
Summary
Various litigations, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

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
Other Contingencies
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving disputes with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. In such cases, the Company establishes liabilities when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In cases where it is not probable, but is reasonably possible that a loss will be incurred, no accrual is made. The Company is not currently able to estimate any reasonably possible unrecorded loss or range of loss associated with such matters, and will be unable to do so until sufficient information to support any such assessments is available. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $13 million and $11 million at June 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $16 million and $10 million at June 30, 2020 and December 31, 2019, respectively.
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
The Company had no liability for indemnities, guarantees and commitments at both June 30, 2020 and December 31, 2019.

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
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance ceded	$(12)	$(11)	$(20)	$(21)
Universal life and investment-type product policy fees
Reinsurance ceded	$(1)	$(1)	$(2)	$(2)
Other revenues
Reinsurance ceded	$(22)	$(25)	$(46)	$(49)
Policyholder benefits and claims
Reinsurance ceded	$(19)	$(18)	$(58)	$(26)
Other expenses
Reinsurance ceded	$(1)	$(2)	$(3)	$(4)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Assets
Premiums, reinsurance and other receivables	$757	$567
Liabilities
Other liabilities	$332	$387
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $539 million and $338 million at June 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($17) million and $201 million for the three months and six months ended June 30, 2020, respectively, and $35 million and $32 million for the three months and six months ended June 30, 2019, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million and $6 million for the three months and six months ended June 30,

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)
2020, respectively and $3 million and $6 million for the three months and six months ended June 30, 2019, respectively. Costs incurred under these arrangements were $13 million and $26 million for the three months and six months ended June 30, 2020, respectively, and $15 million and $30 million for the three months and six months ended June 30, 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $1 million and $2 million for the three months and six months ended June 30, 2020, respectively, and did not incur any costs for the three months and six months ended June 30, 2019. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($1) million and ($18) million at June 30, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million and $6 million for the three months and six months ended June 30, 2020, respectively and $3 million and $6 million for the three months and six months ended June 30, 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $17 million and $34 million for the three months and six months ended June 30, 2020, respectively, and $17 million and $32 million for the three months and six months ended June 30, 2019, respectively. The Company also had related party fee income receivables of $1 million at both June 30, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 13, 2020; and (iv) our current reports on Form 8-K filed in 2020.
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
COVID-19 Pandemic
We continue to closely monitor developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has negatively impacted us in certain respects, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity” in our First Quarter Form 10-Q.
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in the First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the second quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.

Certain sectors of our investment portfolio have been, and are expected to continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 4 of the Notes to the Interim Condensed Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, during the second quarter of 2020, Fitch revised the rating outlook of Brighthouse Financial, Inc. (“BHF”) and certain of our other affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our affiliates’ ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services (“NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein and by our First Quarter Form 10-Q.
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. On June 29, 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” See “— Department of Labor Fiduciary Advice Rule.”
The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. We have taken and continue to take steps designed to ensure compliance with these regulations as they apply to service providers.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
Department of Labor Fiduciary Advice Rule
On June 29, 2020, the DOL announced new regulatory action (the “Fiduciary Advice Rule”) that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship.
Under the Fiduciary Advice Rule, individuals or entities providing such advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
In connection with the Fiduciary Advice Rule, the DOL also issued a proposed exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary would be required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.
In addition, the DOL has issued an amendment repealing the provisions of its previous fiduciary rule, which was promulgated in 2016 and vacated in 2018. The amendment also restored certain other prohibited transaction exemptions (“PTE”) to their pre-2016 forms, including PTE 84-24, which provides relief, among other things, for receipt of commissions by insurance agents, broker-dealers, and others in connection with the sale of insurance and annuity contracts. Such exemptions may provide further relief in connection with the provision of fiduciary advice in the context of sales of insurance products.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
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
The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•amortization of deferred policy acquisition costs (“DAC”);
•investment credit losses;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and
•measurement of income taxes and the valuation of deferred tax assets.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
_______________
(1)Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Financial Statements.

Results of Operations
Results for the Six Months Ended June 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2020	2019
	(In millions)
Revenues
Premiums	$19	$16
Universal life and investment-type product policy fees	46	47
Net investment income	66	56
Other revenues	(40)	(42)
Net investment gains (losses)	5	5
Net derivative gains (losses)	155	24
Total revenues	251	106
Expenses
Policyholder benefits and claims	14	24
Interest credited to policyholder account balances	19	17
Capitalization of DAC	(20)	(18)
Amortization of DAC	33	6
Other expenses	60	57
Total expenses	106	86
Income (loss) before provision for income tax	145	20
Provision for income tax expense (benefit)	29	3
Net income (loss)	$116	$17

The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
GMLB Riders	$121	$44
Other derivative instruments	2	(5)
Net investment gains (losses)	5	5
Pre-tax adjusted earnings	17	(24)
Income (loss) before provision for income tax	145	20
Provision for income tax expense (benefit)	29	3
Net income (loss)	$116	$17
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Income before provision for income tax was $145 million ($116 million, net of income tax), an increase of $125 million ($99 million, net of income tax) from income before provision for income tax of $20 million ($17 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:
•Declining equity markets in the current period, compared to increasing equity markets in the prior period, and lower interest rates resulted in a net favorable change in guaranteed minimum living benefits (“GMLB”) riders (“GMLB riders”) due to:
◦a favorable change in ceded reinsurance; and
◦favorable changes to the estimated fair value of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by;
◦an unfavorable change to the estimated fair value of variable annuity liability reserves; and
◦an unfavorable change in GMLB DAC;
•higher pre-tax adjusted earnings, discussed in greater detail below;
•a favorable change in other derivative instruments reflecting:
◦the impact of lower level long-term interest rates in the current period relative to prior period on certain freestanding interest rate derivative hedges; and
◦the impact of the U.S. dollar strengthening against the British Pound and Euro in the current period on foreign currency swaps.
The provision for income tax in the current period led to an effective tax rate of 20% compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net income (loss)	$116	$17
Add: Provision for income tax expense (benefit)	29	3
Income (loss) before provision for income tax	145	20
Less: GMLB Riders	121	44
Less: Other derivative instruments	2	(5)
Less: Net investment gains (losses)	5	5
Pre-tax adjusted earnings	17	(24)
Less: Provision for income tax expense (benefit)	2	(6)
Adjusted earnings	$15	$(18)
Results for the Six Months Ended June 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Fee income	$62	$68
Net investment spread	38	30
Insurance-related activities	(30)	(66)
Amortization of DAC	(13)	(17)
Other expenses, net of DAC capitalization	(40)	(39)
Pre-tax adjusted earnings	17	(24)
Provision for income tax expense (benefit)	2	(6)
Adjusted earnings	$15	$(18)
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were $15 million, an increase of $33 million.
Key favorable impacts were:
•lower costs associated with insurance-related activities driven by lower paid claims, net of reinsurance;
•higher net investment spread reflecting higher average invested assets resulting from positive net flows in the general account; and
•lower amortization of DAC as the decline in equity market performance resulted in a favorable change in our Shield Annuities business.
The provision for income tax in the current period led to an effective tax rate of 12% compared to 25% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BHNY. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•the impact of the ongoing COVID-19 pandemic;
•differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;
•the impact on earnings, capitalization and statutory capital and greater volatility of our results due to guarantees within certain of our products;
•the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;
•the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;
•the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;
•heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;
•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•the effectiveness of our policies and procedures in managing risk;
•our ability to market and distribute our products through distribution channels;
•whether all or any portion of the tax consequences of our separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;
•the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and
•other factors described in this report and from time to time in documents that we file with the SEC.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Financial Statements. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 11, 2020