Form 10-Q
period 2020-09-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2020-11-10
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 10, 2020, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	19
	Note 6 — Fair Value	24
	Note 7 — Short-term Debt	32
	Note 8 — Equity	33
	Note 9 — Other Revenues and Other Expenses	34
	Note 10 — Contingencies, Commitments and Guarantees	35
	Note 11 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 4.	Controls and Procedures	48

Part II — Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 6.	Exhibits	49

Signature		50

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,276 and $2,897, respectively; allowance for credit losses of $0 and $0, respectively)	$3,607	$3,067
Mortgage loans (net of allowance for credit losses of $2 and $3, respectively)	637	625
Short-term investments, principally at estimated fair value	11	52
Other invested assets, principally at estimated fair value	129	108
Total investments	4,384	3,852
Cash and cash equivalents	303	148
Accrued investment income	29	25
Premiums, reinsurance and other receivables	1,311	1,048
Deferred policy acquisition costs	128	175
Other assets	23	33
Separate account assets	4,559	4,676
Total assets	$10,737	$9,957
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$826	$743
Policyholder account balances	2,810	2,339
Other policy-related balances	16	9
Payables for collateral under derivative transactions	74	85
Current income tax payable	28	30
Deferred income tax liability	174	114
Other liabilities	970	912
Separate account liabilities	4,559	4,676
Total liabilities	9,457	8,908
Contingencies, Commitments and Guarantees (Note 10)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	555	434
Accumulated other comprehensive income (loss)	232	122
Total stockholder’s equity	1,280	1,049
Total liabilities and stockholder’s equity	$10,737	$9,957
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$(3)	$5	$16	$21
Universal life and investment-type product policy fees	24	25	70	72
Net investment income	34	32	100	88
Other revenues	(22)	(21)	(62)	(63)
Net investment gains (losses)	8	(1)	13	4
Net derivative gains (losses)	23	51	178	75
Total revenues	64	91	315	197
Expenses
Policyholder benefits and claims	6	14	20	38
Interest credited to policyholder account balances	10	10	29	27
Amortization of deferred policy acquisition costs	25	15	58	21
Other expenses	17	19	57	58
Total expenses	58	58	164	144
Income (loss) before provision for income tax	6	33	151	53
Provision for income tax expense (benefit)	1	5	30	8
Net income (loss)	$5	$28	$121	$45
Comprehensive income (loss)	$23	$69	$231	$193
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			116		116
Other comprehensive income (loss), net of income tax				92	92
Balance at June 30, 2020	2	491	550	214	1,257
Net income (loss)			5		5
Other comprehensive income (loss), net of income tax				18	18
Balance at September 30, 2020	$2	$491	$555	$232	$1,280

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2018	$2	$416	$434	$(15)	$837
Capital contribution		75			75
Net income (loss)			17		17
Other comprehensive income (loss), net of income tax				107	107
Balance at June 30, 2019	2	491	451	92	1,036
Net income (loss)			28		28
Other comprehensive income (loss), net of income tax				41	41
Balance at September 30, 2019	$2	$491	$479	$133	$1,105
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$62	$(6)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	436	538
Mortgage loans	48	20
Purchases of:
Fixed maturity securities	(780)	(878)
Mortgage loans	(62)	(135)
Cash received in connection with freestanding derivatives	222	73
Cash paid in connection with freestanding derivatives	(187)	(10)
Net change in short-term investments	41	—
Net change in other invested assets	1	6
Net cash provided by (used in) investing activities	(281)	(386)
Cash flows from financing activities
Policyholder account balances:
Deposits	460	475
Withdrawals	(75)	(116)
Net change in payables for collateral under derivative transactions	(11)	4
Short-term debt issued	100	—
Short-term debt repaid	(100)	—
Capital contribution	—	75
Net cash provided by (used in) financing activities	374	438
Change in cash, cash equivalents and restricted cash	155	46
Cash, cash equivalents and restricted cash, beginning of period	148	120
Cash, cash equivalents and restricted cash, end of period	$303	$166
Supplemental disclosure of cash flow information
Net cash paid (received) for:
Interest	$1	$—
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. ASUs adopted as of September 30, 2020 are summarized as follows:

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
ASUs issued but not yet adopted as of September 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	January 1, 2023	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(7)	$19	$—	$12
Provision for income tax expense (benefit)	(2)	4	—	2
Adjusted earnings	$(5)	$15	$—	10
Adjustments for:
Net investment gains (losses)				8
Net derivative gains (losses)				23
Other adjustments to net income (loss)				(37)
Provision for income tax (expense) benefit				1
Net income (loss)				$5

Interest revenue	$24	$9	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(13)	$(4)	$—	$(17)
Provision for income tax expense (benefit)	(3)	(1)	(2)	(6)
Adjusted earnings	$(10)	$(3)	$2	(11)
Adjustments for:
Net investment gains (losses)				(1)
Net derivative gains (losses)				51
Other adjustments to net income (loss)				—
Provision for income tax (expense) benefit				(11)
Net income (loss)				$28

Interest revenue	$22	$9	$1

	Nine Months Ended September 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(7)	$39	$(3)	$29
Provision for income tax expense (benefit)	(3)	8	(1)	4
Adjusted earnings	$(4)	$31	$(2)	25
Adjustments for:
Net investment gains (losses)				13
Net derivative gains (losses)				178
Other adjustments to net income (loss)				(69)
Provision for income tax (expense) benefit				(26)
Net income (loss)				$121

Interest revenue	$71	$27	$2

	Nine Months Ended September 30, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(25)	$(14)	$(2)	$(41)
Provision for income tax expense (benefit)	(6)	(3)	(3)	(12)
Adjusted earnings	$(19)	$(11)	$1	(29)
Adjustments for:
Net investment gains (losses)				4
Net derivative gains (losses)				75
Other adjustments to net income (loss)				15
Provision for income tax (expense) benefit				(20)
Net income (loss)				$45

Interest revenue	$59	$27	$2

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$26	$22	$76	$66
Life	3	14	36	40
Corporate & Other	1	1	2	2
Adjustments	34	54	201	89
Total	$64	$91	$315	$197
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Annuities	$8,698	$7,888
Life	1,874	1,933
Corporate & Other	165	136
Total	$10,737	$9,957
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
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,565		$3,545		$4,683		$3,742
Separate account value	$4,557		$3,545		$4,675		$3,741
Net amount at risk	$15	(4)	$520	(5)	$4	(4)	$310	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses (1)	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$1,595	$—	$168	$4	$1,759	$1,361	$—	$87	$2	$1,446
Foreign corporate	490	—	41	4	527	396	—	23	3	416
CMBS	281	—	30	—	311	319	—	16	1	334
U.S. government and agency	254	—	64	—	318	290	—	27	—	317
RMBS	201	—	16	—	217	277	—	12	1	288
ABS	328	—	6	2	332	142	—	1	1	142
State and political subdivision	110	—	14	—	124	92	—	10	—	102
Foreign government	17	—	2	—	19	20	—	2	—	22
Total fixed maturity securities	$3,276	$—	$341	$10	$3,607	$2,897	$—	$178	$8	$3,067
_______________
(1)The allowance for credit losses on total fixed maturity securities was less than $1 million at September 30, 2020.
The Company did not hold any non-income producing fixed maturity securities at either September 30, 2020 or December 31, 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$35	$513	$1,040	$878	$810	$3,276
Estimated fair value	$36	$549	$1,133	$1,029	$860	$3,607
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

	September 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$201	$4	$2	$—	$94	$2	$17	$—
Foreign corporate	48	1	11	3	28	1	26	2
CMBS	32	—	—	—	38	1	3	—
RMBS	4	—	—	—	8	—	6	1
ABS	96	1	21	1	57	—	22	1
State and political subdivision	28	—	—	—	19	—	—	—
Foreign government	3	—	—	—	2	—	—	—
Total fixed maturity securities	$412	$6	$34	$4	$246	$4	$74	$4
Total number of securities in an unrealized loss position	208		17		69		36
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $24 million at September 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of less than $1 million, relating to one security at September 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$461	72.4%	$457	73.1%
Agricultural	178	27.9	171	27.3
Total mortgage loans	639	100.3	628	100.4
Allowance for credit losses	(2)	(0.3)	(3)	(0.4)
Total mortgage loans, net	$637	100.0%	$625	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at September 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at September 30, 2020.
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
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at December 31, 2019	$2	$1	$3
Cumulative effect of change in accounting principle	(1)	—	(1)
Balance at January 1, 2020	1	1	2
Balance at September 30, 2020	$1	$1	$2

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
	(In millions)
September 30, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$27	$97	$23	$20	$16	$199	$382
65% to 75%	—	55	10	—	—	4	69
76% to 80%	—	—	—	—	1	—	1
Greater than 80%	—	—	5	—	—	4	9
Total commercial mortgage loans	27	152	38	20	17	207	461
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	34	43	19	6	15	54	171
65% to 75%	—	3	4	—	—	—	7
Total agricultural mortgage loans	34	46	23	6	15	54	178
Total	$61	$198	$61	$26	$32	$261	$639
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$441	95.7%	$448	98.0%
1.00x - 1.20x	9	2.0	9	2.0
Less than 1.00x	11	2.3	—	—
Total	$461	100.0%	$457	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both September 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At September 30, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
The Company did not have any mortgage loans past due at September 30, 2020.
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either September 30, 2020 or December 31, 2019.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during the nine months ended September 30, 2020.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$331	$170
Derivatives	11	6
Subtotal	342	176
Amounts allocated from:
Future policy benefits	(12)	(3)
DAC and DSI	(37)	(19)
Subtotal	(49)	(22)
Deferred income tax benefit (expense)	(61)	(32)
Net unrealized investment gains (losses)	$232	$122

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2020
(In millions)
Balance at December 31, 2019	$122
Unrealized investment gains (losses) during the period	166
Unrealized investment gains (losses) relating to:
Future policy benefits	(9)
DAC and DSI	(18)
Deferred income tax benefit (expense)	(29)
Balance at September 30, 2020	$232
Change in net unrealized investment gains (losses)	$110
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2020 and December 31, 2019.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	35	19
Total invested assets on deposit and pledged as collateral (2)	$37	$21
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either September 30, 2020 or December 31, 2019.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$286	$259	$394	$376
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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$28	$26	$83	$74
Mortgage loans	7	5	19	14
Cash, cash equivalents and short-term investments	—	1	1	2
Other	—	1	1	1
Total investment income	35	33	104	91
Less: Investment expenses	1	1	4	3
Net investment income	$34	$32	$100	$88

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$6	$(1)	$12	$4
Mortgage loans	1	—	—	—
Other	1	—	1	—
Total net investment gains (losses)	$8	$(1)	$13	$4
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$137	$41	$316	$455
Gross investment gains	$7	$1	$13	$7
Gross investment losses	(1)	(2)	(1)	(3)
Net investment gains (losses)	$6	$(1)	$12	$4
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$115	$11	$—	$98	$6	$—
Total qualifying hedges		115	11	—	98	6	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	1	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	16	5	—	18	4	—
Equity index options	Equity market	6,376	111	77	4,699	96	39
Equity total return swaps	Equity market	180	1	1	—	—	—
Total non-designated or non-qualifying derivatives		7,372	118	78	5,517	102	39
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	556	—	N/A	338	—
Direct guaranteed minimum benefits	Other	N/A	—	37	N/A	—	(28)
Direct index-linked annuities	Other	N/A	—	205	N/A	—	180
Total embedded derivatives	Other	N/A	556	242	N/A	338	152
Total		$7,487	$685	$320	$5,615	$446	$191

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
	(In millions)
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$(6)
Total cash flow hedges	—	—	—	(6)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	(1)	—	—	—
Equity derivatives	86	—	—	—
Embedded derivatives	(62)	—	—	—
Total non-qualifying hedges	23	—	—	—
Total	$23	$—	$—	$(6)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$2
Total cash flow hedges	—	—	—	2
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	(4)	—	—	—
Embedded derivatives	55	—	—	—
Total non-qualifying hedges	51	—	—	—
Total	$51	$—	$—	$2

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$5
Total cash flow hedges	—	—	1	5
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	2	—	—	—
Equity derivatives	12	—	—	—
Embedded derivatives	165	—	—	—
Total non-qualifying hedges	178	—	—	—
Total	$178	$—	$1	$5
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$5
Total cash flow hedges	—	—	1	5
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(7)	—	—	—
Foreign currency exchange rate derivatives	2	—	—	—
Equity derivatives	45	—	—	—
Embedded derivatives	35	—	—	—
Total non-qualifying hedges	75	—	—	—
Total	$75	$—	$1	$5
At September 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $11 million and $6 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2020
Derivative assets	$129	$(46)	$(72)	$11	$(4)	$7
Derivative liabilities	$78	$(46)	$—	$32	$(31)	$1
December 31, 2019
Derivative assets	$108	$(21)	$(82)	$5	$(4)	$1
Derivative liabilities	$39	$(21)	$—	$18	$(18)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$32	$18
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$35	$19
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

	September 30, 2020
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,704	$55	$1,759
Foreign corporate	—	510	17	527
CMBS	—	311	—	311
U.S. government and agency	161	157	—	318
RMBS	—	217	—	217
ABS	—	328	4	332
State and political subdivision	—	124	—	124
Foreign government	—	19	—	19
Total fixed maturity securities	161	3,370	76	3,607
Short-term investments	1	10	—	11
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	16	—	16
Equity market	—	112	—	112
Total derivative assets	—	129	—	129
Embedded derivatives within asset host contracts (2)	—	—	556	556
Separate account assets	—	4,559	—	4,559
Total assets	$162	$8,068	$632	$8,862
Liabilities
Derivative liabilities: (1)
Equity market	$—	$78	$—	$78
Embedded derivatives within liability host contracts (2)	—	—	242	242
Total liabilities	$—	$78	$242	$320

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2020.
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

					September 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.99%	-	2.39%	0.54%	-	1.99%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$55	$20	$389
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(62)
Total realized/unrealized gains (losses) included in AOCI	3	—	—
Purchases (5)	16	1	—
Sales (5)	(2)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(13)
Transfers into Level 3 (6)	4	—	—
Transfers out of Level 3 (6)	(4)	(17)	—
Balance, end of period	$72	$4	$314
Three Months Ended September 30, 2019
Balance, beginning of period	$21	$—	$260
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	55
Total realized/unrealized gains (losses) included in AOCI	—	—	—
Purchases (5)	11	5	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(16)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1)	—	—
Balance, end of period	$31	$5	$299
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (7)	$—	$—	$(74)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (7)	$2	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (7)	$—	$—	$50

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$35	$9	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	165
Total realized/unrealized gains (losses) included in AOCI	4	—	—
Purchases (5)	39	1	—
Sales (5)	(6)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(37)
Transfers into Level 3 (6)	4	—	—
Transfers out of Level 3 (6)	(4)	(6)	—
Balance, end of period	$72	$4	$314
Nine Months Ended September 30, 2019
Balance, beginning of period	$13	$5	$311
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	35
Total realized/unrealized gains (losses) included in AOCI	—	—	—
Purchases (5)	19	5	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(47)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(1)	(5)	—
Balance, end of period	$31	$5	$299
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (7)	$—	$—	$132
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (7)	$4	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (7)	$—	$—	$89
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$637	$—	$—	$672	$672
Premiums, reinsurance and other receivables	$447	$—	$1	$446	$447
Liabilities
Policyholder account balances	$932	$—	$—	$972	$972
Other liabilities	$456	$—	$23	$433	$456

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$625	$—	$—	$647	$647
Premiums, reinsurance and other receivables	$444	$—	$—	$444	$444
Liabilities
Policyholder account balances	$963	$—	$—	$955	$955
Other liabilities	$432	$—	$1	$431	$432
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at June 30, 2020	$199	$15	$214
OCI before reclassifications	35	(6)	29
Deferred income tax benefit (expense)	(8)	1	(7)
AOCI before reclassifications, net of income tax	226	10	236
Amounts reclassified from AOCI	(6)	—	(6)
Deferred income tax benefit (expense)	2	—	2
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at September 30, 2020	$222	$10	$232

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at June 30, 2019	$84	$8	$92
OCI before reclassifications	48	2	50
Deferred income tax benefit (expense)	(10)	—	(10)
AOCI before reclassifications, net of income tax	122	10	132
Amounts reclassified from AOCI	1	—	1
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	1	—	1
Balance at September 30, 2019	$123	$10	$133

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	146	5	151
Deferred income tax benefit (expense)	(31)	(1)	(32)
AOCI before reclassifications, net of income tax	231	10	241
Amounts reclassified from AOCI	(12)	—	(12)
Deferred income tax benefit (expense)	3	—	3
Amounts reclassified from AOCI, net of income tax	(9)	—	(9)
Balance at September 30, 2020	$222	$10	$232

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2018	$(21)	$6	$(15)
OCI before reclassifications	186	5	191
Deferred income tax benefit (expense)	(39)	(1)	(40)
AOCI before reclassifications, net of income tax	126	10	136
Amounts reclassified from AOCI	(4)	—	(4)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(3)	—	(3)
Balance at September 30, 2019	$123	$10	$133
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$6	$(1)	$12	$4	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	6	(1)	12	4
Income tax (expense) benefit	(2)	—	(3)	(1)
Net unrealized investment gains (losses), net of income tax	4	(1)	9	3
Total reclassifications, net of income tax	$4	$(1)	$9	$3
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
Other revenues consisted primarily of 12b-1 fees of $3 million and $9 million for the three months and nine months ended September 30, 2020, respectively, and $3 million and $9 million for the three months and nine months ended September 30, 2019, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$5	$5	$15	$14
Contracted services and other labor costs	3	4	11	10
Transition services agreements	2	3	4	11
Establishment costs	1	1	5	4
Premium and other taxes, licenses and fees	1	—	2	—
Volume related costs, excluding compensation, net of DAC capitalization	5	4	15	13
Other	—	2	5	6
Total other expenses	$17	$19	$57	$58
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Other Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for certain non-litigation loss contingencies when assertions are made involving disputes or other matters with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. The Company establishes liabilities for such non-litigation loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $5 million and $11 million at September 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $11 million and $10 million at September 30, 2020 and December 31, 2019, respectively.
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
The Company did not have a liability for indemnities, guarantees and commitments at either September 30, 2020 or December 31, 2019.

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
Information regarding the significant effects of related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance ceded	$(11)	$(11)	$(31)	$(32)
Universal life and investment-type product policy fees
Reinsurance ceded	$(1)	$(1)	$(3)	$(3)
Other revenues
Reinsurance ceded	$(25)	$(25)	$(71)	$(74)
Policyholder benefits and claims
Reinsurance ceded	$(53)	$(7)	$(111)	$(33)
Other expenses
Reinsurance ceded	$(2)	$(2)	$(5)	$(6)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Assets
Premiums, reinsurance and other receivables	$823	$567
Liabilities
Other liabilities	$346	$387
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $556 million and $338 million at September 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were $16 million and $217 million for the three months and nine months ended September 30, 2020, respectively, and $72 million and $104 million for the three months and nine months ended September 30, 2019, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)
investment-type product policy fees, were $2 million and $8 million for the three months and nine months ended September 30, 2020, respectively and $3 million and $9 million for the three months and nine months ended September 30, 2019, respectively. Costs incurred under these arrangements were $12 million and $38 million for the three months and nine months ended September 30, 2020, respectively, and $15 million and $45 million for the three months and nine months ended September 30, 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $1 million and $3 million for the three months and nine months ended September 30, 2020, respectively, and did not incur any costs for the three months and nine months ended September 30, 2019. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($5) million and ($18) million at September 30, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million and $9 million for the three months and nine months ended September 30, 2020, respectively and $3 million and $9 million for the three months and nine months ended September 30, 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $15 million and $49 million for the three months and nine months ended September 30, 2020, respectively, and $17 million and $49 million for the three months and nine months ended September 30, 2019, respectively. The Company also had related party fee income receivables of $1 million at both September 30, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 13, 2020; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 11, 2020; and (v) our current reports on Form 8-K filed in 2020.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Administrative System Conversion
As we continue to execute on our strategy to leverage emerging technology and outsource our policy administration functions, during the third quarter of 2020, we completed the conversion of a significant portion of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been largely resolved, there can be no assurance that in connection with this or any future conversion we will not incur unanticipated expenses or experience other economic or reputational harm, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business,” “Risk Factors — General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels” and “Risk Factors — Regulatory and Legal Risks — Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation” in our 2019 Annual Report.
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
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in our First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the third quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
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
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services. We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in our 2019 Annual Report.
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

Results of Operations
Results for the Nine Months Ended September 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Revenues
Premiums	$16	$21
Universal life and investment-type product policy fees	70	72
Net investment income	100	88
Other revenues	(62)	(63)
Net investment gains (losses)	13	4
Net derivative gains (losses)	178	75
Total revenues	315	197
Expenses
Policyholder benefits and claims	20	38
Interest credited to policyholder account balances	29	27
Capitalization of DAC	(29)	(29)
Amortization of DAC	58	21
Other expenses	86	87
Total expenses	164	144
Income (loss) before provision for income tax	151	53
Provision for income tax expense (benefit)	30	8
Net income (loss)	$121	$45
The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
GMLB Riders	$107	$95
Other derivative instruments	2	(6)
Net investment gains (losses)	13	4
Other adjustments	—	1
Pre-tax adjusted earnings	29	(41)
Income (loss) before provision for income tax	151	53
Provision for income tax expense (benefit)	30	8
Net income (loss)	$121	$45
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Income before provision for income tax was $151 million ($121 million, net of income tax), an increase of $98 million ($76 million, net of income tax) from income before provision for income tax of $53 million ($45 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key net favorable items:
•higher pre-tax adjusted earnings, discussed in greater detail below;
•a net favorable change in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) from equity markets increasing less in the current period than in the prior period and lower interest rates resulted in:
◦a favorable change in ceded reinsurance; and

◦favorable changes to the estimated fair value of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by
◦an unfavorable change to the estimated fair value of variable annuity liability reserves;
◦an unfavorable change in GMLB DAC; and
◦our annual actuarial review resulted in unfavorable changes in the current period primarily due to higher reserves and higher DAC amortization recognized in the current period;
•higher net investment gains (losses) reflecting net gains on sales of fixed maturity securities in the current period, driven by lower interest rates since acquisition favorably impacting the market value of assets; and
•gains on other derivative instruments reflecting the impact of lower sensitivity to interest rate movements as the benchmark rate diverges from the stated rate on interest rate caps in the current period as compared to rate movements in the prior comparative period.
The provision for income tax in the current period led to an effective tax rate of 20% compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net income (loss)	$121	$45
Add: Provision for income tax expense (benefit)	30	8
Income (loss) before provision for income tax	151	53
Less: GMLB Riders	107	95
Less: Other derivative instruments	2	(6)
Less: Net investment gains (losses)	13	4
Less: Other adjustments	—	1
Pre-tax adjusted earnings	29	(41)
Less: Provision for income tax expense (benefit)	4	(12)
Adjusted earnings	$25	$(29)

Results for the Nine Months Ended September 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Fee income	$95	$101
Net investment spread	56	47
Insurance-related activities	(38)	(100)
Amortization of DAC	(27)	(31)
Other expenses, net of DAC capitalization	(57)	(58)
Pre-tax adjusted earnings	29	(41)
Provision for income tax expense (benefit)	4	(12)
Adjusted earnings	$25	$(29)
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were $25 million, an increase of $54 million.
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
The increase in adjusted earnings was partially offset by lower fee income due to lower asset-based fees resulting from lower average separate account balances.
The provision for income tax in the current period led to an effective tax rate of 14% compared to 29% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Financial Statements. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in our 2019 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in our 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*
The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: November 10, 2020