Form 10-K
period 2020-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2021-03-04
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 4, 2021, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the 2017 distribution by MetLife, Inc. of approximately 80.8%, of the then outstanding shares of BHF common stock to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock.
Note Regarding Forward-Looking Statements and Summary of Risk Factors
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results. The list below is also a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of the risks and uncertainties in “Risk Factors.”
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
•the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”);
•the potential material adverse effect of changes in accounting standards, practices or policies applicable to us, including changes in the accounting for long-duration contracts;
•loss of business and other negative impacts resulting from a downgrade or a potential downgrade in our financial strength ratings;
•the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;
•heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;
•our ability to market and distribute our products through distribution channels;
•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•the adverse impact on liabilities for policyholder claims as a result of extreme mortality events;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geo-political or catastrophic events, on our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
•the impact of events that adversely affect issuers, guarantors or collateral relating to our investments or our derivatives counterparties, on impairments, valuation allowances, reserves, net investment income and changes in unrealized gain or loss positions;
•the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers;
•the effectiveness of our policies and procedures in managing risk;
•the loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively as a result of any failure in cyber- or other information security systems;
•whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;
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

PART I
Item 1. Business

Overview
BHNY is a New York stock life insurance company licensed to do business only in the state of New York.
The Company markets or administers a range of annuity and life insurance products to individuals. The Company is organized into two reporting segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 2 of the Notes to the Financial Statements for further information on the Company’s segments and Corporate & Other.
Segments and Corporate & Other
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our Shield Annuities product suite (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. The Shield reserve assets are held in a separate account, but the general account is obligated to pay distributions and benefits irrespective of the value of the separate account assets. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
Life
Our Life segment consists of insurance products and services, primarily term life insurance, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes term life insurance sold direct to consumers, which is no longer being offered for new sales.
Additional Segment Information
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020, 2019 and 2018. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in New York. Financial information, including revenues, expenses, adjusted earnings and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Disclosures” for a definition of such measure.
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
Our reinsurance is diversified with a group of primarily highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers and monitor ratings and the financial strength of our reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
Annuities
For annuities, we currently reinsure to our parent, Brighthouse Life Insurance Company, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with certain variable annuities. Under the benefit guarantee reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. See “Risk Factors — Risks Related to Our Business — Extreme mortality events may adversely impact liabilities for policyholder claims.”
Sales Distribution
We distribute our annuity and life insurance products in New York through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Our partners include broker-dealers, general agencies, and other marketing organizations. We market Brighthouse products to our distribution partners through our external wholesalers, who are registered with our affiliated broker-dealer for purposes of marketing our variable insurance products, for ultimate sale to retail customers of such distribution partners.

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
We are licensed to issue insurance products only in New York and are regulated by the NYDFS. New York law grants the NYDFS broad administrative powers with respect to, among other things:
•licensing companies and agents to transact business;
•calculating the value of assets to determine compliance with statutory requirements;
•mandating certain insurance benefits;
•regulating certain premium rates;
•reviewing and approving certain policy forms and rates;
•regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the state benefits and other property that are not claimed by the owners;
•regulating advertising and marketing of insurance products;
•protecting privacy;
•establishing statutory capital (including risk-based capital (“RBC”)) reserve requirements and solvency standards;
•specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);
•fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;
•approving changes in control of New York-domiciled insurance companies;
•restricting the payment of dividends and other transactions between affiliates; and
•regulating the types, amounts and valuation of investments.
We are required to file reports, generally including detailed annual financial statements, with the NYDFS, and our operations and accounts are subject to periodic examination by the NYDFS. We must also file, and obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 13 of the Notes to the Financial Statements.
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. Accordingly, we have taken actions to provide relief to our life insurance policyholders, annuitants and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. New York insurance laws provide the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our TAC was in excess of RBC levels required by regulators. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Financial Statements.
In December 2020, the NAIC adopted a group capital calculation tool that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation will be a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard, however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States.
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). VA Reform is intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. New York adopted a similar framework for variable annuity reserves (“NY VA Reform”), in addition to the NAIC changes to required capital. The changes were effective December 31, 2020 and replaced Actuarial Guideline 43 and the former Life Risk Based Capital C3 Phase II capital requirements.
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. An SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2020 and 2019.
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”

Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In 2010 and 2014, the NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act and the Insurance Holding Company System Model Regulation. New York has adopted a modified version, although its supporting regulation is substantially similar to the model regulation.
New York insurance laws generally provide that no person, corporation or other entity may acquire control of a New York-domiciled insurance company, or a controlling interest in any parent company of any such insurance company, without the prior approval of the NYDFS. Under the laws of New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company (or any holding company of the insurance company) is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist, in fact. The NYDFS, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of an insurance company’s voting securities.
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
Under New York insurance laws, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “NY Superintendent”), and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder. The NY Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
See “Dividend Restrictions” in Note 10 of the Notes to the Financial Statements for further information regarding such limitations and dividends paid.

Own Risk and Solvency Assessment Model Act
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by New York. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
Over the past several years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate.
Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices, including periodic financial examinations and market conduct examinations, one of which is currently underway. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by the NYDFS, although there can be no assurance that there will not be any material adverse findings in the future.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by us and our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of us and our affiliates by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
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

Regulation of Investments
New York insurance laws require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2020.
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the state laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
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
The California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020, granting California residents new privacy rights and requiring disclosures regarding personal information, among other privacy protective measures. The California Privacy Rights Act (the “CPRA”) ballot measure passed in the November 2020 election. The CPRA becomes fully operative January 1, 2023 and amends the CCPA, expanding consumer privacy rights and establishing a new privacy enforcement agency. Additional states are considering enacting, or have enacted, consumer information privacy laws.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products also are subject to the requirements of FINRA rules.
We utilize Brighthouse Securities, LLC, an affiliate, to distribute our variable and registered fixed products. Brighthouse Securities, LLC is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.

We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Investment Advisers, LLC is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by us and our affiliates are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In June 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule.”
The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. BHNY has taken and continues to take steps designed to ensure compliance with these regulations as they apply to service providers.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy. We have taken and continue to take steps designed to ensure that policies issued to ERISA plans after 1998 qualify as guaranteed benefit policies.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, financial condition and results of operations.

Department of Labor Fiduciary Advice Rule
A new regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
In connection with the Fiduciary Advice Rule, the DOL also issued an exemption, Prohibited Transaction Exemption 2020-02, that allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
New York Regulation 187
In July 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a “best interest” standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates.
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, this regulatory package:
•requires broker-dealers and their financial professionals to act in the best interest of retail customers when making recommendations to such customers without placing their own interests ahead of the customers’ interests, including by satisfying obligations relating to disclosure, care, mitigation of conflicts of interest, and compliance policies and procedures;
•clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients;
•imposes new requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and
•restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.”

The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Broker-dealers were required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the novelty and complexity of this package of regulations, its likely impact on the distribution of our products is uncertain. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) mandatory exchange of margin for OTC derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral”) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral derivatives transactions will be applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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

Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2020), the U.S. life insurance industry is made up of approximately 760 companies with sales and operations across the country. We compete with major, well-established stock and mutual life insurance companies in all of our product offerings. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
Principal competitive factors in the annuities business include product features, distribution channel relationships, ease of doing business, annual fees, investment performance, speed to market, brand recognition, technology and the financial strength ratings of the insurance company. In particular, the primary competitive feature for the variable annuity business is our living benefit rider product features, and for our Shield business it is the crediting methodology. Additionally, the quality of our relationship management and wholesaling support are key drivers in our competitive position. In the fixed annuity business, the crediting rates and guaranteed payout product features are the primary competitive factors. For income annuities, the competitiveness of the lifetime income payment amount is generally the principal factor.
Principal competitive factors in the life insurance business include customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability.

Item 1A. Risk Factors

Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. A summary of the factors described below can be found in “Note Regarding Forward-Looking Statements and Summary of Risk Factors.”
The materialization of any risks and uncertainties set forth below or identified in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” contained in this Annual Report on Form 10-K and “Note Regarding Forward-Looking Statements” in our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our business, financial condition, results of operations and cash flows. See “Note Regarding Forward-Looking Statements and Summary of Risk Factors.”
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement would also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle these liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves or any other adverse impacts, for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our dividend capacity and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results and negatively affect our statutory capital
Our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account where we risk manage the equity exposure. Our risk management program for Shield seeks to mitigate the potential adverse effects of changes in equity markets primarily by hedging using equity index options that attempt to approximately match the equity risk in the policyholder options.
In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and even if obtained, any such approvals may be subject to qualifications, limitations or conditions.
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
If our hedging strategy is ineffective for any of the above reasons, individually or in the aggregate, it could have a material adverse effect on our financial condition and results of operations, profitability measures as well as impact our capitalization, our dividend capacity and our liquidity. These impacts could in turn impact our RBC ratio and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency. Additionally, to the extent policyholder persistency is different than we anticipate, it could have an impact on our liquidity.
Furthermore, we may be exposed to the risks related to guarantees included in certain of our variable annuity products. While we have ceded all of the economic risk associated with our guaranteed minimum benefits to Brighthouse Life Insurance Company, we retain exposure related to the guarantees in the event Brighthouse Life Insurance Company fails to perform. In that case, we would be exposed to the risks created by guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits (“GMDB”), guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits. While we continue to have guaranteed minimum income benefits (“GMIB”) in-force with respect to which we are obligated to perform, we no longer offer GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on our AAR in future years could result in an increase in the liabilities we record for these guarantees.

The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us in certain respects, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.” At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the implementation, and the efficacy, of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants or mutations of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets or aspects of our business model. See “— Extreme mortality events may adversely impact liabilities for policyholder claims.”
A key part of our operating strategy is leveraging third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to a force majeure or otherwise, it could have a material adverse effect on our business, financial condition or results of operations. See “— The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Certain sectors of our investment portfolio may be adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. A sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions may adversely affect, the values and cash flows of some of our investments. In addition, we have exposure to fixed maturity securities, mortgage loans and certain residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that may be impacted by the COVID-19 pandemic. Our investment managers are actively working with borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic to provide temporary relief. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded our loan modification and customer assistance programs. See “— Investments-Related Risks — Defaults on our mortgage loans and volatility in performance may adversely affect our profitability” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.”
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook of certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers adversely affected by the COVID-19 pandemic, as further described in “Business — Regulation — Insurance Regulation.” Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. Currently, our employees are working remotely. An extended period of remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
The U.S. federal government and many state legislatures and insurance regulators have passed legislation and regulations in response to the COVID-19 pandemic that affect the conduct of our business. Changes in our circumstances due to the

COVID-19 pandemic could subject us to additional legal and regulatory restrictions under existing laws and regulations, such as the Coronavirus Aid, Relief, and Economic Security Act. Future legal and regulatory responses could also materially affect the conduct of our business going forward, as well as our financial condition and results of operations.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. The ASU will be effective as of January 1, 2023. The impact of the new guidance on our variable annuity guarantees is highly dependent on market conditions, especially interest rates, as our stockholders’ equity would decrease as interest rates decrease and increase as interest rates rise. We are, therefore, unable to estimate the ultimate impact of the ASU on our financial statements; however, at current market interest rate levels, the ASU would ultimately result in a material decrease in our stockholder’s equity, which could have a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
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
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:
•reducing new sales of insurance products and annuity products;
•limiting our access to distributors;
•adversely affecting our relationships with independent sales intermediaries;
•restricting our ability to generate new sales, as our products depend on strong financial strength ratings to compete effectively;
•increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;
•requiring us to reduce prices for many of our products and services to remain competitive;
•providing termination rights for the benefit of our derivative instrument counterparties;
•adversely affecting our ability to obtain reinsurance at reasonable prices, if at all;
•subjecting us to potentially increased regulatory scrutiny.
•limiting our access to capital markets or other contingency funding sources; and
•potentially increasing our cost of capital, which could adversely affect our liquidity.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook of certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. There can be no assurance that the credit rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings
Brighthouse had approximately $3.4 billion of total long-term consolidated indebtedness outstanding at December 31, 2020, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
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
In addition, we use derivatives to hedge various business risks. We enter into a variety of OTC-bilateral derivatives, including equity index options, interest rate caps and currency swaps. If our counterparties fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
We have limited control over many of our costs. For example, we have limited control over the cost of Unaffiliated Third-Party Reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our financial condition and results of operations. If we hold substantially more capital than is needed to support financial strength ratings that are commensurate with our business strategy, over time, our competitive position could be adversely affected.
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
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
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
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. For example, we have certain arrangements with third-party service providers relating to the administration of both in-force policies and new life and annuities business, as well as engagements with a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, we continue to focus on further sourcing opportunities with third-party vendors; as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues may arise. For example, during the third quarter of 2020, we completed the conversion of a significant portion of the administration of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been largely resolved, there can be no assurance that in connection with this or future conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur any unanticipated expenses or experience other economic or reputational harm, experience service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial reporting.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach, or fails to provide material information on a timely basis, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
In addition, from time to time, certain third parties have brought to our attention practices, procedures and reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
It may be difficult, disruptive and more expensive for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and financial condition and results of operations could be materially adversely affected. In addition, if a third-party provider raises the rates that it charges us for its services, in some instances, we will not be able to pass the increased costs onto our customers and our profitability may be negatively impacted.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. A significant pandemic could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including disruptions to commerce, the health system, and the food supply and reduced economic activity. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted, see “— Investments-Related Risks — The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.” The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. A catastrophic event or multiple catastrophic events could have a material adverse effect on our business, financial condition and results of operations. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause our assumptions with respect to longevity, which we use when we price our products, to become incorrect and, accordingly, can adversely affect our financial condition and results of operations.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility and the returns of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition and results of operations. Accordingly, both market and economic factors may affect our business results, as well as our ability to pay dividends or distributions to our parent company, and our liquidity.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. We ceded all of the risks associated with these guarantees to Brighthouse Life Insurance Company. However, because the accounting for the ceded reinsurance is different from the accounting for the directly written guarantees, there can be a net impact to our financial statements even though all of the economic risks have been ceded. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See also “Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results and negatively affect our statutory capital” and “Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Derivatives.”
Our financial condition, results of operations, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.

Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Additionally, an increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities, commercial and agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our profitability measures and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition and results of operations.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our profitability measures and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition and results of operations. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. See “— Investments-Related Risks — Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures.” Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Furthermore, an increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Inflation also increases expenses, potentially putting pressure on profitability in the event that such additional costs cannot be passed through. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may enact changes to the manner in which LIBOR is determined. In July 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which was expected to result in these widely used reference rates no longer being available. As a result, the Federal Reserve began publishing a secured overnight funding rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. On November 30, 2020, the administrator of LIBOR announced that only the one week and the two-month USD LIBOR settings would cease publication on December 31, 2020, while the remaining tenors will continue to be published through June 30, 2023. Regulators in the US and globally have continued to push for market participants to transition away from the use of LIBOR and have urged market participants to not enter into new contracts that reference USD LIBOR after December 31, 2021. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
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
Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial and agricultural real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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

Derivatives risk
Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives (whether entered into bilaterally with specific counterparties or cleared through a clearinghouse) require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Summary
Economic or counterparty risks and other factors described above, and significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period to period changes, which could have a material adverse effect on our financial condition and results of operations and could require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations, or liquidity.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options and mortgage loans. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our rating agency capital adequacy measures.
If we need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize in normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which could further restrict our ability to sell securities.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2021 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”

Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be credit-related and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities, commercial mortgage-backed securities and ABS could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Our intent to sell or assessment of the likelihood that we would be required to sell fixed maturity securities that have declined in value may affect the level of write-downs or impairments. Realized losses or impairments on these securities could have a material adverse effect on our financial condition and results of operations in, or at the end of, any quarterly or annual period.
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our financial condition or results of operations
Fixed maturity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold could have a material adverse effect on our financial condition and results of operations.
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
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. An increase in the default rate of our mortgage loan investments or fluctuations in their performance, as a result of the COVID-19 pandemic or otherwise, could have a material adverse effect on our financial condition and results of operations.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 6 and 8 of the Notes to the Financial Statements.

The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments and derivatives. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our variable and registered fixed insurance products business and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation, as well as further changes to the NY VA Reform framework, could result in a reduction in our RBC ratio below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital. See also “— A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
We cannot predict the impact that “best interest” or fiduciary standards recently adopted or proposed by various regulators may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. For example, we cannot predict the impact of the DOL’s Fiduciary Advice Rule that became effective on February 16, 2021, including the DOL’s guidance broadening the scope of what constitutes fiduciary “investment advice” under ERISA and the Tax Code. The DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
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
A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. We are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under New York insurance laws. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
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
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the NYDFS, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could limit our ability to pay dividends or distributions to our parent company, could result in a loss of customers or new business, or could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws could have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets, protect investment advisory and brokerage clients, and ensure the integrity of the financial markets. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers impacting new and existing products. These powers include the power to adopt new rules to regulate the issuance, sale and distribution of our products and powers to limit or restrict the conduct of business for failure to comply with securities laws and regulations. See “Business — Regulation — Securities, Broker-Dealer and Investment Advisor Regulation.”
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
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, declines in tax rates could make our products less attractive to consumers.
When most of the changes introduced by the Tax Cuts and Jobs Act went into effect on January 1, 2018, it resulted in sweeping changes to the Tax Code. The Tax Cuts and Jobs Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for DAC, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividends received deduction.
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 13 of the Notes to the Financial Statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors, and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF securities and the securities of companies in our industry.

Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition and results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
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
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, an extended period of remote work arrangements resulting from such interruptions could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Brighthouse’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices.
Furthermore, there has been increased scrutiny as well as enacted and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife.
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders. Under the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from, among other things, any action or inaction that is within MetLife’s control. MetLife may dispute an indemnification obligation to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient for us in the event of nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, Brighthouse could be required to pay material additional taxes or be obligated to indemnify MetLife, which could have a material adverse effect on our financial condition and results of operations.
The Separation was also subject to tax rules regarding the treatment of certain of our tax attributes (such as the basis in our assets). In certain circumstances such rules could require us to reduce those attributes, which could materially and adversely affect our financial condition. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife expected at the time of the Separation. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a transition services agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
See Note 13 of the Notes to the Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for BHNY’s common equity; all of BHNY’s common stock is held by Brighthouse Life Insurance Company.
See Note 10 of the Notes to the Financial Statements for a discussion of dividends paid, as well as restrictions on BHNY’s ability to pay dividends.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements and Summary of Risk Factors,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s financial statements included elsewhere herein.
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock. On June 14, 2018, MetLife, Inc. divested all its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates were no longer considered related parties subsequent to the MetLife Divestiture. See Note 1 of the Notes to the Financial Statements.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” and “Risk Factors.”
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
COVID-19 Pandemic
We continue to closely monitor developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has negatively impacted us in certain respects, as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the implementation, and the efficacy, of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets or aspects of our business model. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
In March 2020, in response to the COVID-19 pandemic, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, financial condition or results of operations. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidence of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through year end 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio may be adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 6 of the Notes to the Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Financial Statements.
The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•amortization of DAC;
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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The most significant assumptions used in the establishment of liabilities for future policy benefits are mortality, benefit election and utilization, withdrawals, policy lapse and investment returns. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and certain GMIBs relating to variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. The most significant assumptions for variable annuity guarantees included in future policyholder benefits are projected general account and separate account investment returns, as well as policyholder behavior including mortality, benefit election and utilization, and withdrawals.

We regularly review our assumptions supporting our estimates of all actuarial liabilities for future policy benefits. For variable annuity product guarantees, assumptions are updated periodically, whereas for traditional long-duration insurance contracts, assumptions are established at inception and not updated unless a premium deficiency exists. We also review our liability projections to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. We aggregate insurance contracts by product and segment in assessing whether a premium deficiency or profits followed by losses exists. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in changes to earnings.
See Note 1 of the Notes to the Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and the liability for future policy benefits.
Deferred Policy Acquisition Costs
DAC represents deferred costs that relate directly to the successful acquisition or renewal of insurance contracts. The recovery of DAC is dependent upon the future profitability of the related business.
DAC related to deferred annuities is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $15 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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
See Notes 1 and 12 of the Notes to the Financial Statements for additional information on our income taxes.
Non-GAAP Disclosures
Our definitions of the non-GAAP measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss).
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity GMIB fees (“GMIB Fees”).
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

Results of Operations
Results for the Years Ended December 31, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2020	2019
	(In millions)
Revenues
Premiums	$22	$23
Universal life and investment-type product policy fees	93	97
Net investment income	134	122
Other revenues	(83)	(85)
Net investment gains (losses)	13	4
Net derivative gains (losses)	129	42
Total revenues	308	203
Expenses
Policyholder benefits and claims	23	33
Interest credited to policyholder account balances	38	36
Capitalization of DAC	(42)	(39)
Amortization of DAC	38	22
Other expenses	119	120
Total expenses	176	172
Income (loss) before provision for income tax	132	31
Provision for income tax expense (benefit)	25	3
Net income (loss)	$107	$28
The components of net income (loss) were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
GMLB Riders	$102	$77
Other derivative instruments	1	(8)
Net investment gains (losses)	13	4
Pre-tax adjusted earnings	16	(42)
Income (loss) before provision for income tax	132	31
Provision for income tax expense (benefit)	25	3
Net income (loss)	$107	$28
GMLB Riders. We directly issue variable annuity products with guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) under which we have the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant. To mitigate this exposure, all of the economic risk associated with the GMLB Riders is currently ceded under reinsurance agreements with Brighthouse Life Insurance Company. Certain features of the ceded GMLBs are accounted for as embedded derivatives, even when those same features are not accounted for as embedded derivatives on the directly written GMLBs. This difference in accounting may result in significant fluctuations in net income (loss) when a change in the fair value of the reinsurance receivable is recorded in net income (loss) with only a partial corresponding offset in the value of the directly written GMLBs. See “— Summary of Critical Accounting Estimates — Derivatives.”
Shield Annuities, also included in GMLB Riders, provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We use derivative instruments, primarily equity options, to hedge against our exposure to changes in fair value of the Shield Annuities.
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
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Income before provision for income tax was $132 million ($107 million, net of income tax), an increase of $101 million ($79 million, net of income tax) from income before provision for income tax of $31 million ($28 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:
•higher pre-tax adjusted earnings, discussed in greater detail below; and
•a net favorable change in GMLB and GMLB Riders from equity markets increasing less in the current period than in the prior period and lower interest rates resulted in:
◦favorable changes in our ceded reinsurance; and
◦favorable changes in freestanding equity derivative positions hedging Shield Annuities, which more than offset the unfavorable changes in Shield liabilities;
partially offset by
◦unfavorable changes in fair value of variable annuity liability reserves;
◦an unfavorable change in GMLB DAC; and
◦unfavorable changes in the current period due to the annual actuarial review resulting in higher reserves and higher DAC amortization;
•lower losses in the current period from freestanding derivatives due to the impact of long-term interest rates decreasing in the current period and favorable changes in foreign currency swaps due to the U.S. dollar weakening;
•favorable changes in net investment gains (losses) reflecting gains in the current period from the sale of fixed maturity securities.
The provision for income tax in the current period led to an effective tax rate of 19%, compared to 10% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Net income (loss)	$107	$28
Add: Provision for income tax expense (benefit)	25	3
Income (loss) before provision for income tax	132	31
Less: GMLB Riders	102	77
Less: Other derivative instruments	1	(8)
Less: Net investment gains (losses)	13	4
Pre-tax adjusted earnings	16	(42)
Less: Provision for income tax expense (benefit)	1	(12)
Adjusted earnings	$15	$(30)
Results for the Years Ended December 31, 2020 and 2019 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$127	$136
Net investment spread	77	68
Insurance-related activities	(72)	(125)
Amortization of DAC	(39)	(40)
Other expenses, net of DAC capitalization	(77)	(81)
Pre-tax adjusted earnings	16	(42)
Provision for income tax expense (benefit)	1	(12)
Adjusted earnings	$15	$(30)
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were $15 million, an increase of $45 million.
Key favorable impacts were:
•lower costs associated with insurance-related activities driven by lower paid claims, net of reinsurance; and
•higher net investment spread reflecting higher average invested assets resulting from positive net flows in the general account.
The increase in adjusted earnings was partially offset by lower fee income due to lower asset-based fees resulting from lower average separate account balances.
The provision for income tax in the current period led to an effective tax rate of 6%, compared to 29% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
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
Off-Balance Sheet Arrangements
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $35 million and $4 million at December 31, 2020 and 2019, respectively. See Note 7 of the Notes to the Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 13 of the Notes to the Financial Statements.
Other
Additionally, we enter into mortgage loan commitments for the purpose of enhancing the total return on our investment portfolio. See Note 6 of the Notes to the Financial Statements for information on the investment income, investment expense, gains and losses from such investments, as well as for information on our investments in mortgage loans.
Other than the commitments disclosed in Note 13 of the Notes to the Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans.
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
We periodically review the assumptions supporting our estimates of actuarial liabilities for future policy benefits. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such an increase could adversely affect our earnings and have a material adverse effect on our business, financial condition and results of operations.
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, financial condition and results of operations. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “— Overview — COVID-19 Pandemic.”
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $203 million and $115 million at December 31, 2020 and 2019, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $3.3 billion and $2.6 billion at December 31, 2020 and 2019, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
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
Credit rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.

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
Intercompany Liquidity Facilities
See Note 9 of the Notes to the Financial Statements for information relating to our intercompany liquidity facilities including obligations outstanding, issuances and repayments.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2020, 2019 and 2018, general account surrenders and withdrawals totaled $48 million, $92 million and $108 million, respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2020 and 2019, we did not pledge any cash collateral to counterparties. At December 31, 2020 and 2019, we were obligated to return cash collateral pledged to us by counterparties of $137 million and $82 million, respectively. See Note 7 of the Notes to the Financial Statements for additional information about pledged collateral.

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
Our significant market risk management practices include, but are not limited to the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs, including a macro interest rate hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Risk Management, Investment and Finance Departments primarily through the use of derivatives to hedge losses, which may be temporary, from changes in equity markets without adversely affecting our financial strength ratings. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Finance Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.

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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2020. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
•the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and
•the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currencies or decrease in the value of the U.S. dollar compared to the foreign currencies) in foreign currency exchange rates.
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $837 million of insurance contracts at December 31, 2020, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;
•for derivatives that qualify for hedge accounting, the impact on reported earnings may be materially different from the change in market values; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management.
The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$3,843	$(286)
Mortgage loans		$681	(37)
Premiums, reinsurance and other receivables		$436	(4)
Embedded derivatives within asset host contracts (2)		$477	(152)
Increase (decrease) in estimated fair value of assets			(479)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$979	61
Other liabilities		$430	(4)
Embedded derivatives within liability host contracts (2)		$407	35
(Increase) decrease in estimated fair value of liabilities			92

Derivative instruments with interest rate risk
Interest rate contracts	$800	$1	2
Equity contracts	$6,157	$163	18
Foreign currency contracts	$131	$5	(1)
Increase (decrease) in estimated fair value of derivative instruments			19
Net change			$(368)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the balance sheet in the same caption as the host contract.
(3)Excludes $837 million of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the balance sheet at December 31, 2020. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.

Sensitivity Summary
Sensitivity to rising interest rates increased by $88 million, or 31%, to $368 million at December 31, 2020 from $280 million at December 31, 2019, primarily as a result of an increase in our fixed maturity securities portfolio and the impact of lower interest rates on the estimated fair value of these securities, in line with management expectations.
Sensitivity to a 10% rise in equity prices increased by $16 million, or 178%, to $25 million at December 31, 2020 from $9 million at December 31, 2019.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company of NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index to Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the liability for future policy benefits totaled $825 million, and included benefits related to variable annuity contracts with guaranteed benefit riders. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.

Given the future policy benefit obligation for these contracts is sensitive to changes in the assumptions related to general account and separate account investment returns, and policyholder behavior including mortality, benefit election and utilization, and withdrawals, auditing management’s selection of these assumptions involves an especially high degree of estimation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the updating of assumptions by management included the following, among others:
•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant assumptions used related to general account and separate account investment returns, and policyholder behavior including mortality, benefit election and utilization, and withdrawals.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the future policy benefit liability, and compared our estimates to management’s estimates.
•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis, including experience studies, to test that the inputs to the actuarial estimate were reasonable.
•We evaluated the methods and significant assumptions used by management to identify potential bias.
•We evaluated whether the significant assumptions used were consistent with evidence obtained in other areas of the audit.

Deferred Acquisition Cost (DAC) – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $160 million as of December 31, 2020, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For deferred annuity contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.

Given the significance of the estimates and uncertainty associated with the long-term assumptions utilized in the determination of expected future gross profits, auditing management’s determination of the appropriateness of the assumptions used in the calculation of DAC amortization involves an especially high degree of estimation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of DAC amortization included the following, among others:
•We tested the effectiveness of management’s controls related to the determination of expected future gross profits, including those over management’s review that the significant assumptions utilized related to separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals represented a reasonable estimate.
•With assistance from our actuarial specialists, we evaluated the data included in the estimate provided by the Company’s actuaries and the methodology utilized, and evaluated the process used by the Company to determine whether the significant assumptions used were reasonable estimates based on the Company’s own experience and industry studies.
•We inquired of the Company’s actuarial specialists whether there were any changes in the methodology utilized during the year in the determination of expected future gross profits.
•We inspected supporting documentation underlying the Company’s experience studies and, utilizing our actuarial specialists, independently recalculated the amortization for a sample of policies, and compared our estimates to management’s estimates.
•We evaluated whether the significant assumptions used by the Company were consistent with evidence obtained in other areas of the audit and to identify potential bias.
•We evaluated the sufficiency of the Company’s disclosures related to DAC amortization.

Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the financial statements.

Critical Audit Matter Description

The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2020, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $407 million. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.

Given the embedded derivative liability is sensitive to changes in these assumptions, auditing management’s selection of these assumptions involves an especially high degree of estimation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions selected by management for the embedded derivative liability included the following, among others:
•We tested the effectiveness of management’s controls over the embedded derivative liability, including those over the selection of the significant assumptions related to policyholder behavior, mortality, risk margins and the Company’s nonperformance risk.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions, tested the completeness and accuracy of the underlying data and the mathematical accuracy of the Company’s valuation model.
•We evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently derived by our actuarial specialists, drawing upon standard actuarial and industry practice.
•We evaluated the methods and assumptions used by management to identify potential bias in the determination of the embedded liability.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 4, 2021

We have served as the Company’s auditor since 2000.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,460 and $2,897, respectively; allowance for credit losses of $0 and $0, respectively)	$3,843	$3,067
Mortgage loans (net of allowance for credit losses of $2 and $3, respectively)	643	625
Short-term investments, principally at estimated fair value	71	52
Other invested assets, principally at estimated fair value	266	108
Total investments	4,823	3,852
Cash and cash equivalents	275	148
Accrued investment income	29	25
Premiums, reinsurance and other receivables	1,223	1,048
Deferred policy acquisition costs	160	175
Other assets	27	33
Separate account assets	4,965	4,676
Total assets	$11,502	$9,957
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$825	$743
Policyholder account balances	3,151	2,339
Other policy-related balances	12	9
Payables for collateral under derivative transactions	137	85
Current income tax payable	2	30
Deferred income tax liability	178	114
Other liabilities	940	912
Separate account liabilities	4,965	4,676
Total liabilities	10,210	8,908
Contingencies, Commitments and Guarantees (Note 13)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	541	434
Accumulated other comprehensive income (loss)	258	122
Total stockholder’s equity	1,292	1,049
Total liabilities and stockholder’s equity	$11,502	$9,957
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Revenues
Premiums	$22	$23	$37
Universal life and investment-type product policy fees	93	97	102
Net investment income	134	122	100
Other revenues	(83)	(85)	(59)
Net investment gains (losses)	13	4	(7)
Net derivative gains (losses)	129	42	(18)
Total revenues	308	203	155
Expenses
Policyholder benefits and claims	23	33	7
Interest credited to policyholder account balances	38	36	38
Amortization of deferred policy acquisition costs	38	22	1
Other expenses	77	81	66
Total expenses	176	172	112
Income (loss) before provision for income tax	132	31	43
Provision for income tax expense (benefit)	25	3	5
Net income (loss)	$107	$28	$38
See accompanying notes to the financial statements

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Net income (loss)	$107	$28	$38
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	177	173	(62)
Unrealized gains (losses) on derivatives	(5)	—	5
Other comprehensive income (loss), before income tax	172	173	(57)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(36)	(36)	12
Other comprehensive income (loss), net of income tax	136	137	(45)
Comprehensive income (loss)	$243	$165	$(7)
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2017	$2	$416	$396	$30	$844
Net income (loss)			38		38
Other comprehensive income (loss), net of income tax				(45)	(45)
Balance at December 31, 2018	2	416	434	(15)	837
Capital contribution		75			75
Dividends paid to Brighthouse Life Insurance Company			(28)		(28)
Net income (loss)			28		28
Other comprehensive income (loss), net of income tax				137	137
Balance at December 31, 2019	2	491	434	122	1,049
Net income (loss)			107		107
Other comprehensive income (loss), net of income tax				136	136
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$107	$28	$38
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	1	3	2
(Gains) losses on investments, net	(13)	(4)	7
(Gains) losses on derivatives, net	(124)	(27)	41
Interest credited to policyholder account balances	38	36	38
Universal life and investment-type product policy fees	(93)	(97)	(102)
Change in accrued investment income	(3)	(4)	(2)
Change in premiums, reinsurance and other receivables	(35)	—	(15)
Change in deferred policy acquisition costs	(4)	(17)	(29)
Change in income tax	—	(2)	7
Change in other assets	90	92	97
Change in future policy benefits and other policy-related balances	68	21	41
Change in other liabilities	(37)	(11)	(15)
Net cash provided by (used in) operating activities	(5)	18	108
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	480	626	408
Mortgage loans	60	97	8
Purchases of:
Fixed maturity securities	(1,023)	(1,067)	(702)
Mortgage loans	(80)	(275)	(63)
Cash received in connection with freestanding derivatives	313	107	6
Cash paid in connection with freestanding derivatives	(231)	(41)	(59)
Net change in short-term investments	(20)	(52)	—
Net change in other invested assets	1	6	(11)
Net cash provided by (used in) investing activities	(500)	(599)	(413)
Cash flows from financing activities
Policyholder account balances:
Deposits	672	645	470
Withdrawals	(100)	(144)	(149)
Net change in payables for collateral under derivative transactions	52	61	18
Short-term debt issued	100	—	—
Short-term debt repaid	(100)	—	—
Dividends paid	—	(28)	—
Capital contribution	—	75	—
Financing element on certain derivative instruments and other derivative related transactions, net	8	—	—
Net cash provided by (used in) financing activities	632	609	339
Change in cash, cash equivalents and restricted cash	127	28	34
Cash, cash equivalents and restricted cash, beginning of year	148	120	86
Cash, cash equivalents and restricted cash, end of year	$275	$148	$120
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1	$—	$—
Income tax	$25	$5	$(2)
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
The Company markets or administers a range of annuity and life insurance products to individuals. The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a standalone entity.
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The most significant assumptions used in the establishment of liabilities for future policy benefits are mortality, benefit election and utilization, withdrawals, policy lapse, and investment returns as appropriate to the respective product type.
For traditional long-duration insurance contracts (term life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.
The Company is also required to reflect the effect of investment gains and losses in its premium deficiency testing. When a premium deficiency exists related to unrealized gains and losses, any reductions in deferred acquisition costs or increases in insurance liabilities are recorded to other comprehensive income (loss) (“OCI”).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Policyholder account balances relate to customer deposits on deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDB”), the portion of guaranteed minimum income benefits (“GMIB”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWB”).
Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMAB”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts are recognized as revenues when due from policyholders. When premiums for income annuities are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to the amount of expected future benefit payments.
Deposits related to deferred annuities are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as deferred policy acquisition costs (“DAC”). These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
The Company amortizes DAC related to term life insurance over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC balance is deemed to be unrecoverable from future expected profits.
The Company amortizes DAC on deferred annuities over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.

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
DAC balances on deferred annuities are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC balances related to unrealized gains and losses are recorded to OCI.
DAC balances and amortization for variable annuities can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. The Company’s practice of determining changes in separate account returns assumes that long-term appreciation in equity markets is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
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
The Company also has intangible assets representing deferred sales inducements (“DSI”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI to determine whether the assets are impaired.
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
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case by case evaluation of the underlying reasons for the decline in fair value including, but not limited to an analysis of the gross unrealized losses by severity and financial condition of the issuer.
For fixed maturity securities in an unrealized loss position, when the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery, the amortized cost basis of the security is written down to fair value through net investment gains (losses).

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. If the Company determines the decline in estimated fair value is due to credit losses, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an allowance through net investment gains (losses). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the allowance related to other-than-credit factors is recorded in OCI.
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
Mortgage Loans
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and any deferred fees or expenses, and net of an allowance for credit losses. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. The allowance for credit losses for mortgage loans represents the Company’s best estimate of expected credit losses over the remaining life of the loans and is determined using relevant available information from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast.
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
See “— Variable Annuity Guarantees,” “— Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
The Company receives asset-based distribution and service fees from mutual funds available to the annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues in the statement of operations.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements.
Effective January 1, 2020, using the modified retrospective method, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than-temporary impairment on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The Company recorded an after tax net increase to retained earnings of less than $1 million for the cumulative effect of adoption. The adjustment included establishing or updating the allowance for credit losses on fixed maturity securities, mortgage loans, and other invested assets.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for DAC, and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
The Company continues to evaluate the new guidance and therefore is unable to estimate the impact on its financial statements. The most significant impact from the ASU is the requirement that all variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of variable annuity guarantees are classified as insurance liabilities.

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
Life
The Life segment consists of insurance products and services, mainly term life insurance, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity GMIB fees (“GMIB Fees”).
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(11)	$33	$(6)	$16
Provision for income tax expense (benefit)	(4)	7	(2)	1
Adjusted earnings	$(7)	$26	$(4)	15
Adjustments for:
Net investment gains (losses)				13
Net derivative gains (losses)				129
Other adjustments to net income (loss)				(26)
Provision for income tax (expense) benefit				(24)
Net income (loss)				$107

Interest revenue	$97	$36	$1

	Year Ended December 31, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(32)	$(10)	$—	$(42)
Provision for income tax expense (benefit)	(8)	(2)	(2)	(12)
Adjusted earnings	$(24)	$(8)	$2	(30)
Adjustments for:
Net investment gains (losses)				4
Net derivative gains (losses)				42
Other adjustments to net income (loss)				27
Provision for income tax (expense) benefit				(15)
Net income (loss)				$28

Interest revenue	$83	$37	$2

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2018
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$27	$25	$(2)	$50
Provision for income tax expense (benefit)	4	5	(2)	7
Adjusted earnings	$23	$20	$—	43
Adjustments for:
Net investment gains (losses)				(7)
Net derivative gains (losses)				(18)
Other adjustments to net income (loss)				18
Provision for income tax (expense) benefit				2
Net income (loss)				$38

Interest revenue	$64	$35	$1
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Annuities	$104	$90	$103
Life	48	51	60
Corporate & Other	2	3	4
Adjustments	154	59	(12)
Total	$308	$203	$155
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$9,467	$7,888
Life	1,859	1,933
Corporate & Other	176	136
Total	$11,502	$9,957
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Annuity products	$20	$19	$53
Life insurance products	12	16	27
Total	$32	$35	$80
All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020, 2019 and 2018.

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
Notes to the Financial Statements (continued)
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$3,612	$2,714
Life	365	367
Corporate & Other	11	10
Total	$3,988	$3,091
See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For term life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 5%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 1% to 8%.
Policyholder account balances liabilities for deferred annuities have interest credited rates ranging from 1% to 6%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMDBs, the life contingent portion of GMWBs and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 7. The most significant assumptions for variable annuity guarantees included in future policyholder benefits are projected general account and separate account investment returns, and policyholder behavior including mortality, benefit election and utilization, and withdrawals.
See Note 1 for more information on guarantees accounted for as insurance liabilities.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts was as follows:

	Variable Annuity Contracts
	GMDBs	GMIBs	Total
	(In millions)
Direct
Balance at January 1, 2018	$12	$172	$184
Incurred guaranteed benefits	1	26	27
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	13	198	211
Incurred guaranteed benefits	1	4	5
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	14	202	216
Incurred guaranteed benefits	(1)	64	63
Paid guaranteed benefits	(1)	—	(1)
Balance at December 31, 2020	$12	$266	$278
Ceded
Balance at January 1, 2018	$13	$61	$74
Incurred guaranteed benefits	(1)	11	10
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	12	72	84
Incurred guaranteed benefits	—	2	2
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	12	74	86
Incurred guaranteed benefits	—	34	34
Paid guaranteed benefits	(1)	—	(1)
Balance at December 31, 2020	$11	$108	$119
Net
Balance at January 1, 2018	$(1)	$111	$110
Incurred guaranteed benefits	2	15	17
Paid guaranteed benefits	—	—	—
Balance at December 31, 2018	1	126	127
Incurred guaranteed benefits	1	2	3
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	2	128	130
Incurred guaranteed benefits	(1)	30	29
Paid guaranteed benefits	—	—	—
Balance at December 31, 2020	$1	$158	$159

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2020				2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,971		$3,816		$4,683		$3,742
Separate account value	$4,962		$3,816		$4,675		$3,741
Net amount at risk	$3	(4)	$429	(5)	$4	(4)	$310	(5)
Average attained age of contract holders	69 years		69 years		68 years		68 years
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
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2020	2019
	(In millions)
Fund Groupings:
Balanced	$3,069	$3,001
Equity	1,350	1,180
Bond	546	495
Total	$4,965	$4,676

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
4. Deferred Policy Acquisition Costs and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DAC:
Balance at January 1,	$175	$186	$131
Capitalizations	42	39	30
Amortization related to net investment gains (losses) and net derivative gains (losses)	18	17	25
All other amortization	(56)	(39)	(26)
Total amortization	(38)	(22)	(1)
Unrealized investment gains (losses)	(19)	(28)	26
Balance at December 31,	$160	$175	$186
Information regarding total DAC by segment, was as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$141	$156
Life	19	19
Total	$160	$175
Information regarding DSI was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DSI:
Balance at January 1,	$25	$29	$27
Amortization	(7)	(2)	(2)
Unrealized investment gains (losses)	—	(2)	4
Balance at December 31,	$18	$25	$29
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Annuities
For annuities, the Company currently reinsures to its parent, Brighthouse Life Insurance Company, 100% of certain variable annuity risks or 100% of the living and death benefit guarantees issued in connection with variable annuities. Under the benefit guarantee reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers and monitors ratings and the financial strength of its reinsurers. In addition, the reinsurance recoverable balances due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process.
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2020 and 2019, were not significant. The Company had $20 million and $23 million of unsecured reinsurance recoverable balances with third-parties at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had $443 million of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $439 million, or 99%, were with the Company’s five largest ceded reinsurers, including $17 million of net ceded reinsurance recoverables which were unsecured. At December 31, 2019, the Company had $454 million of net ceded reinsurance recoverables with third-parties. Of this total, $451 million, or 99%, were with the Company’s five largest ceded reinsurers, including $20 million of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Direct premiums	$82	$86	$91
Reinsurance ceded	(60)	(63)	(54)
Net premiums	$22	$23	$37
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$97	$101	$106
Reinsurance ceded	(4)	(4)	(4)
Net universal life and investment-type product policy fees	$93	$97	$102
Other revenues
Direct other revenues	$13	$13	$13
Reinsurance ceded	(96)	(98)	(72)
Net other revenues	$(83)	$(85)	$(59)
Policyholder benefits and claims
Direct policyholder benefits and claims	$149	$92	$98
Reinsurance ceded	(126)	(59)	(91)
Net policyholder benefits and claims	$23	$33	$7
Other expenses
Direct other expenses	$80	$87	$74
Reinsurance ceded	(3)	(6)	(8)
Net other expenses	$77	$81	$66
The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2020			2019
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$24	$1,199	$1,223	$18	$1,030	$1,048
Liabilities
Other liabilities	$148	$792	$940	$86	$826	$912
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $435 million and $444 million at December 31, 2020 and 2019, respectively. There were no deposit liabilities on reinsurance at both December 31, 2020 and 2019.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its parent, Brighthouse Life Insurance Company, and Metropolitan Life Insurance Company, all of which were related parties until the completion of the MetLife Divestiture.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Information regarding the significant effects of related party reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Reinsurance ceded	$(43)	$(45)	$(37)
Universal life and investment-type product policy fees
Reinsurance ceded	$(4)	$(3)	$(4)
Other revenues
Reinsurance ceded	$(96)	$(98)	$(72)
Policyholder benefits and claims
Reinsurance ceded	$(120)	$(51)	$(89)
Other expenses
Reinsurance ceded	$(7)	$(7)	$(8)
Information regarding the significant effects of ceded related party reinsurance included on the balance sheets was as follows at:

	December 31,
	2020	2019
	(In millions)
Assets
Premiums, reinsurance and other receivables	$749	$567
Liabilities
Other liabilities	$362	$387
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $477 million and $338 million at December 31, 2020 and 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were $138 million, $38 million and ($12) million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts. The Company had no unsecured related party reinsurance recoverable balances at both December 31, 2020 and 2019.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $5 million and $4 million at December 31, 2020 and 2019, respectively. There were no deposit liabilities on related party reinsurance at both December 31, 2020 and 2019.

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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses (1)	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$1,697	$—	$201	$1	$1,897	$1,361	$—	$87	$2	$1,446
Foreign corporate	503	—	58	2	559	396	—	23	3	416
ABS	350	—	6	1	355	142	—	1	1	142
CMBS	299	—	31	1	329	319	—	16	1	334
U.S. government and agency	254	—	58	—	312	290	—	27	—	317
RMBS	219	—	17	—	236	277	—	12	1	288
State and political subdivision	122	—	15	—	137	92	—	10	—	102
Foreign government	16	—	2	—	18	20	—	2	—	22
Total fixed maturity securities	$3,460	$—	$388	$5	$3,843	$2,897	$—	$178	$8	$3,067
The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million at December 31, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$27	$529	$1,104	$932	$868	$3,460
Estimated fair value	$28	$570	$1,217	$1,108	$920	$3,843
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

	December 31, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$54	$1	$2	$—	$94	$2	$17	$—
Foreign corporate	4	—	10	2	28	1	26	2
ABS	98	1	17	—	57	—	22	1
CMBS	19	1	—	—	38	1	3	—
RMBS	4	—	—	—	8	—	6	1
State and political subdivision	9	—	—	—	19	—	—	—
Foreign government	2	—	—	—	2	—	—	—
Total fixed maturity securities	$190	$3	$29	$2	$246	$4	$74	$4
Total number of securities in an unrealized loss position	82		15		69		36
Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in OCI.
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $24 million at December 31, 2020 and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded no allowance for credit losses on fixed maturity securities at December 31, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$458	71.2%	$457	73.1%
Agricultural	187	29.1	171	27.3
Total mortgage loans	645	100.3	628	100.4
Allowance for credit losses	(2)	(0.3)	(3)	(0.4)
Total mortgage loans, net	$643	100.0%	$625	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at December 31, 2020.

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
Mortgage loans are evaluated in both portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity. The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, expected troubled debt restructurings (“TDR”), foreclosure probable loans, and loans with dissimilar risk characteristics.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at December 31, 2019	$2	$1	$3
Cumulative effect of change in accounting principle	(1)	—	(1)
Balance at January 1, 2020	1	1	2
Balance at December 31, 2020	$1	$1	$2
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
December 31, 2020
Commercial mortgage loans
Loan-to-value ratios
Less than 65%	$32	$102	$23	$13	$16	$187	$373
65% to 75%	—	50	6	7	—	3	66
76% to 80%	—	—	—	—	1	3	4
Greater than 80%	—	—	5	—	—	10	15
Total commercial mortgage loans	32	152	34	20	17	203	458
Agricultural mortgage loans
Loan-to-value ratios
Less than 65%	46	43	21	6	15	52	183
65% to 75%	—	3	1	—	—	—	4
Total agricultural mortgage loans	46	46	22	6	15	52	187
Total	$78	$198	$56	$26	$32	$255	$645
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2020		2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt service coverage ratios:
Greater than 1.20x	$450	98.3%	$448	98.0%
1.00x - 1.20x	8	1.7	9	2.0
Total	$458	100.0%	$457	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2020 and 2019 . Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
The Company did not have any mortgage loans past due at December 31, 2020.
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either December 31, 2020 or 2019.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during the year ended December 31, 2020.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities	$383	$170	$(36)
Derivatives	1	6	6
Subtotal	384	176	(30)
Amounts allocated from:
Future policy benefits	(20)	(3)	—
DAC and DSI	(38)	(19)	11
Subtotal	(58)	(22)	11
Deferred income tax benefit (expense)	(68)	(32)	4
Net unrealized investment gains (losses)	$258	$122	$(15)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$122	$(15)	$30
Unrealized investment gains (losses) during the year	208	206	(87)
Unrealized investment gains (losses) relating to:
Future policy benefits	(17)	(3)	—
DAC and DSI	(19)	(30)	30
Deferred income tax benefit (expense)	(36)	(36)	12
Balance at December 31,	$258	$122	$(15)
Change in net unrealized investment gains (losses)	$136	$137	$(45)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2020 and 2019.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2020	2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	5	19
Total invested assets on deposit and pledged as collateral (2)	$7	$21
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 7).
(2)The Company did not hold any restricted cash and cash equivalents at either December 31, 2020 or 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIE”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to (i) direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2020 or 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2020		2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$301	$274	$394	$376
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
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$112	$101	$86
Mortgage loans	26	21	17
Cash, cash equivalents and short-term investments	1	3	1
Other	1	1	1
Total investment income	140	126	105
Less: Investment expenses	6	4	5
Net investment income	$134	$122	$100
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities	$13	$5	$(5)
Mortgage loans	—	(1)	—
Other	—	—	(2)
Total net investment gains (losses)	$13	$4	$(7)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Proceeds	$321	$460	$274
Gross investment gains	$14	$8	$1
Gross investment losses	(1)	(3)	(6)
Net investment gains (losses)	$13	$5	$(5)
Related Party Investment Transactions
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture (see Note 1).
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $2 million for the year ended December 31, 2018.
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
Equity total return swaps: The Company uses equity total return swaps to hedge index-linked annuity products against adverse changes in equity markets. Equity total return swaps are used in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount, and estimated fair value of derivatives held were as follows at:

	Primary Underlying Risk Exposure	December 31,
		2020			2019
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$115	$4	$3	$98	$6	$—
Total qualifying hedges		115	4	3	98	6	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	1	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	16	4	—	18	4	—
Equity index options	Equity market	5,908	250	94	4,699	96	39
Equity total return swaps	Equity market	249	7	—	—	—	—
Total non-designated or non-qualifying derivatives		6,973	262	94	5,517	102	39
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	477	—	N/A	338	—
Direct guaranteed minimum benefits	Other	N/A	—	14	N/A	—	(28)
Direct index-linked annuities	Other	N/A	—	393	N/A	—	180
Total embedded derivatives	Other	N/A	477	407	N/A	338	152
Total		$7,088	$743	$504	$5,615	$446	$191

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$(5)
Total cash flow hedges	—	—	1	(5)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	195	—	—	—
Embedded derivatives	(66)	—	—	—
Total non-qualifying hedges	129	—	—	—
Total	$129	$—	$1	$(5)

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$—
Total cash flow hedges	—	—	1	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(8)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	113	—	—	—
Embedded derivatives	(64)	—	—	—
Total non-qualifying hedges	42	—	—	—
Total	$42	$—	$1	$—

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
At December 31, 2020 and 2019, the balance in AOCI associated with cash flow hedges was $1 million and $6 million, respectively.
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2020
Derivative assets	$266	$(91)	$(136)	$39	$(34)	$5
Derivative liabilities	$97	$(91)	$—	$6	$(6)	$—
December 31, 2019
Derivative assets	$108	$(21)	$(82)	$5	$(4)	$1
Derivative liabilities	$39	$(21)	$—	$18	$(18)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2020	2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$6	$18
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$6	$19
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented in the tables below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,873	$24	$1,897
Foreign corporate	—	557	2	559
ABS	—	349	6	355
CMBS	—	329	—	329
U.S. government and agency	158	154	—	312
RMBS	—	236	—	236
State and political subdivision	—	137	—	137
Foreign government	—	18	—	18
Total fixed maturity securities	158	3,653	32	3,843
Short-term investments	63	8	—	71
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	8	—	8
Equity market	—	257	—	257
Total derivative assets	—	266	—	266
Embedded derivatives within asset host contracts (2)	—	—	477	477
Separate account assets	—	4,965	—	4,965
Total assets	$221	$8,892	$509	$9,622
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$3	$—	$3
Equity market	—	94	—	94
Embedded derivatives within liability host contracts (2)	—	—	407	407
Total liabilities	$—	$97	$407	$504

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,419	$27	$1,446
Foreign corporate	—	408	8	416
ABS	—	133	9	142
CMBS	—	334	—	334
U.S. government and agency	184	133	—	317
RMBS	—	288	—	288
State and political subdivision	—	102	—	102
Foreign government	—	22	—	22
Total fixed maturity securities	184	2,839	44	3,067
Short-term investments	35	17	—	52
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	10	—	10
Equity market	—	96	—	96
Total derivative assets	—	108	—	108
Embedded derivatives within asset host contracts (2)	—	—	338	338
Separate account assets	—	4,676	—	4,676
Total assets	$219	$7,640	$382	$8,241
Liabilities
Derivative liabilities: (1)
Equity market	$—	$39	$—	$39
Embedded derivatives within liability host contracts (2)	—	—	152	152
Total liabilities	$—	$39	$152	$191
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2020.
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
Short-term Investments
The fair value for actively traded short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below
Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.

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
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the balance sheets with changes in estimated fair value reported in net derivative gains (losses).
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

					December 31, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.47%	-	1.97%	0.54%	-	1.99%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities		Net Embedded Derivatives (2)
	Corporate (1)	Structured Securities
	(In millions)
Balance, January 1, 2019	$13	$5	$311
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(64)
Total realized/unrealized gains (losses) included in AOCI	1	—	—
Purchases (5)	30	9	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(61)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(9)	(5)	—
Balance, December 31, 2019	35	9	186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(66)
Total realized/unrealized gains (losses) included in AOCI	—	—	—
Purchases (5)	16	6	—
Sales (5)	(6)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(50)
Transfers into Level 3 (6)	3	—	—
Transfers out of Level 3 (6)	(22)	(9)	—
Balance, December 31, 2020	$26	$6	$70
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (7)	$—	$—	$(20)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (7)	$—	$—	$(122)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (7)	$—	$—	$(111)
Changes in unrealized gains (losses) included in OCI for the instruments still held at December 31, 2020 (7)	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2018:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$—	$—	$13
Total realized/unrealized gains (losses) included in AOCI	$(1)	$—	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(3)Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$643	$—	$—	$681	$681
Premiums, reinsurance and other receivables	$436	$—	$1	$435	$436
Liabilities
Policyholder account balances	$915	$—	$—	$979	$979
Other liabilities	$430	$—	$7	$423	$430

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$625	$—	$—	$647	$647
Premiums, reinsurance and other receivables	$444	$—	$—	$444	$444
Liabilities
Policyholder account balances	$963	$—	$—	$955	$955
Other liabilities	$432	$—	$1	$431	$432

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
9. Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. On March 30, 2020, BHNY issued a $100 million promissory note to Brighthouse Holdings, LLC, which bore interest at a fixed rate of 2.4996%, and was repaid upon maturity on June 30, 2020.
10. Equity
Capital Contributions
During the years ended December 31, 2020, 2019 and 2018, the Company received cash capital contributions of $0, $75 million, and $0, respectively, from Brighthouse Life Insurance Company.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular Letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2020 and 2019 by an amount of $33 million and $40 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2020	2019	2018
		(In millions)
Brighthouse Life Insurance Company of NY	New York	$(390)	$(139)	$19

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Equity (continued)
Statutory capital and surplus was as follows at:

	December 31,
Company	2020	2019
	(In millions)
Brighthouse Life Insurance Company of NY	$373	$579
Dividend Restrictions
The Company is not permitted to pay dividends in 2021 to its parent without insurance regulatory approval from the NYDFS. The Company did not pay any dividends in 2020, paid $28 million in 2019 and did not pay any dividends in 2018.
Under New York Insurance Laws, the Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, the Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, the Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, the Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, the Company will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “NY Superintendent”) and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2017	$29	$1	$30
OCI before reclassifications	(67)	5	(62)
Deferred income tax benefit (expense)	13	—	13
AOCI before reclassifications, net of income tax	(25)	6	(19)
Amounts reclassified from AOCI	5	—	5
Deferred income tax benefit (expense)	(1)	—	(1)
Amounts reclassified from AOCI, net of income tax	4	—	4
Balance at December 31, 2018	(21)	6	(15)
OCI before reclassifications	178	—	178
Deferred income tax benefit (expense)	(37)	—	(37)
AOCI before reclassifications, net of income tax	120	6	126
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at December 31, 2019	116	6	122
OCI before reclassifications	190	(5)	185
Deferred income tax benefit (expense)	(40)	1	(39)
AOCI before reclassifications, net of income tax	266	2	268
Amounts reclassified from AOCI	(13)	—	(13)
Deferred income tax benefit (expense)	3	—	3
Amounts reclassified from AOCI, net of income tax	(10)	—	(10)
Balance at December 31, 2020	$256	$2	$258
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statements of Operations Locations
	Years Ended December 31,
	2020	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$13	$5	$(5)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	13	5	(5)
Income tax (expense) benefit	(3)	(1)	1
Net unrealized investment gains (losses), net of income tax	10	4	(4)
Total reclassifications, net of income tax	$10	$4	$(4)

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
Direct other revenues consisted primarily of 12b-1 fees of $13 million, $13 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Compensation	$20	$20	$13
Contracted services and other labor costs	16	15	9
Transition services agreements	6	14	11
Establishment costs	8	3	5
Premium and other taxes, licenses and fees	—	2	3
Volume related costs, excluding compensation, net of DAC capitalization	22	19	19
Other	5	8	6
Total other expenses	$77	$81	$66
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Related Party Expenses
See Note 14 for a discussion of related party expenses included in the table above.
12. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$(3)	$33	$(2)
Deferred:
Federal	28	(30)	7
Provision for income tax expense (benefit)	$25	$3	$5

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Income Tax (continued)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Tax provision at statutory rate	$28	$6	$9
Tax effect of:
Dividends received deduction	(2)	(2)	(2)
Prior year tax	—	—	(1)
Tax credits	(1)	(1)	(1)
Provision for income tax expense (benefit)	$25	$3	$5
Effective tax rate	19%	9%	12%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$6	$4
Net operating loss carryforwards	62	3
Total deferred income tax assets	68	7
Deferred income tax liabilities:
Investments, including derivatives	34	12
Policyholder liabilities and receivables	112	45
Intangibles	1	1
Net unrealized investment gains	68	33
DAC	31	30
Total deferred income tax liabilities	246	121
Net deferred income tax asset (liability)	$(178)	$(114)
At December 31, 2020, the Company had net operating loss carryforwards of approximately $297 million, of which approximately $5 million expires in year 2032 and approximately $292 million is carried forward indefinitely.
The following table sets forth the foreign tax credits available for carryforward for tax purposes at December 31, 2020.

Foreign Tax Credits Carryforwards
(In millions)
Expiration
2020-2024	$1
2025-2029	4
2030-2034	1
2035-2039	—
Indefinite	—
$6
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Income Tax (continued)
The ending balance for unrecognized tax benefits that, if recognized, would impact the effective rate is $1 million for each of the years ended December 31, 2020, 2019 and 2018. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2020, 2019 and 2018.
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
For periods after the Separation, Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including the Company and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The non-life subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In November 2018, MetLife paid $2 million to the Company under the tax separation agreement. At both December 31, 2020 and 2019, the current income tax payable included a $3 million payable to MetLife related to this agreement.
13. Contingencies, Commitments and Guarantees
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
13. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $7 million and $11 million at December 31, 2020 and 2019, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $15 million and $10 million at December 31, 2020 and 2019, respectively.
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
In addition, the Company indemnifies its directors and officers as provided in its charters and bylaws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.
The Company did not have a liability for indemnities, guarantees and commitments at either December 31, 2020 and 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements

14. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018 (see Note 1). See Note 11 for amounts related to continuing transition services.
The Company has related party reinsurance, investment, debt and equity transactions (see Notes 5, 6, 9 and 10). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse Services currently provides, and previously MetLife provided, certain services to the Company, each using an allocation methodology under certain agreements for such services. These services include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $11 million, $12 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively. Costs incurred under these arrangements with Brighthouse Services, as well as with MetLife prior to the MetLife Divestiture, were $53 million, $61 million and $44 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $3 million, $1 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a standalone entity.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($6) million and ($18) million at December 31, 2020 and 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $12 million for all the years ended December 31, 2020, 2019 and 2018. Commission expenses incurred related to these transactions and recorded in other expenses was $71 million, $66 million and $58 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also had related party fee income receivables of $1 million at both December 31, 2020 and 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Summary of Investments
Other Than Investments in Related Parties
December 31, 2020
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$254	$312	$312
State and political subdivision	122	137	137
Public utilities	92	105	105
Foreign government	16	18	18
All other corporate bonds	2,104	2,347	2,347
Total bonds	2,588	2,919	2,919
Mortgage-backed and asset-backed securities	868	920	920
Redeemable preferred stock	4	4	4
Total fixed maturity securities	3,460	3,843	3,843
Mortgage loans	643		643
Short-term investments	71		71
Other invested assets	266		266
Total investments	$4,440		$4,823
_______________
(1)Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2020 and 2019
(In millions)

Segment	DAC	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2020
Annuities	$141	$474	$3,138	$—	$2
Life	19	352	13	1	—
Corporate & Other	—	11	—	—	—
Total	$160	$837	$3,151	$1	$2
2019
Annuities	$156	$390	$2,324	$—	$2
Life	19	352	15	1	—
Corporate & Other	—	10	—	—	—
Total	$175	$752	$2,339	$1	$2
_______________
(1)Amounts are included within the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information (continued)
December 31, 2020, 2019 and 2018
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC	Other Expenses
2020
Annuities	$102	$97	$59	$37	$57
Life	12	36	2	1	12
Corporate & Other	1	1	—	—	8
Total	$115	$134	$61	$38	$77
2019
Annuities	$105	$83	$21	$19	$68
Life	14	37	48	3	10
Corporate & Other	1	2	—	—	3
Total	$120	$122	$69	$22	$81
2018
Annuities	$111	$63	$27	$(2)	$46
Life	25	35	17	3	15
Corporate & Other	3	2	1	—	5
Total	$139	$100	$45	$1	$66
_______________
(1)See Note 2 of the Notes to the Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Reinsurance
December 31, 2020, 2019 and 2018
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2020
Life insurance in-force	$41,707	$35,792	$—	$5,915	—%
Life insurance premium (1)	$82	$60	$—	$22	—%
2019
Life insurance in-force	$44,324	$38,220	$—	$6,104	—%
Life insurance premium (1)	$86	$63	$—	$23	—%
2018
Life insurance in-force	$46,722	$39,987	$—	$6,735	—%
Life insurance premium (1)	$91	$54	$—	$37	—%
_______________
(1)    Includes annuities with life contingencies.
For the year ended December 31, 2020, reinsurance ceded included related party transactions for life insurance in-force of $27.0 billion, and life insurance premiums of $43 million. For the year ended December 31, 2019, reinsurance ceded included related party transactions for life insurance in-force of $28.7 billion, and life insurance premiums of $45 million. For the year ended December 31, 2018, reinsurance ceded included related party transactions for life insurance in-force of $29.8 billion, and life insurance premiums of $37 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2020.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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
Item 13. Certain Relationships, Related Person Transactions and Director Independence
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
The BHF Audit Committee ensures that the engagement of the audit team partners is limited to no more than five consecutive years (in accordance with SEC rules).
Independent Auditor’s Fees for 2020 and 2019
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2020 and 2019. All fees shown were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”).

	2020	2019
	(In millions)
Audit fees (1)	$1	$1
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
_______________
(1)Audit Fees. Fees billed for professional services for the audit of the financial statements of the Company, including the annual financial statement audit, the reviews of the interim financial statements included in quarterly reports on Form 10-Q for the Company, statutory audits, assistance with and review of documents filed with the SEC and other services that enable the independent auditor to form an opinion of the financial statements of the Company.
(2)Audit-Related Fees. Fees billed for assurance and related services that are reasonably related to the audit or review of the financial statements of the Company and for other services that are traditionally performed by the independent auditor. Such services consist of fees for accounting consultations not directly associated with the annual audit or quarterly reviews.
(3)Tax Fees. Fees billed for permitted tax services, including tax compliance, tax advice and tax planning.
(4)All Other Fees. Fees billed for this category primarily represent accounting research subscription fees.
Approval of Services
The BHF Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by Deloitte to BHF and its subsidiaries as required under Sarbanes-Oxley and SEC rules, and this policy is designed to ensure that Deloitte’s independence is not impaired. In considering whether to pre-approve the provision of non-audit services by Deloitte, the BHF Audit Committee will consider whether the services are compatible with the maintenance of Deloitte’s independence. At the beginning of each fiscal year, the BHF Audit Committee appoints its independent auditor to perform certain audit, audit-related, and permissible non-audit services, as approved by the BHF Audit Committee.
The BHF Audit Committee provides a general pre-approval, on an annual basis, of audit, audit-related, and permissible non-audit services up to amounts reasonably determined by the BHF Audit Committee to be appropriate. The BHF Audit Committee must specifically pre-approve (i) any proposed services that exceed such general pre-approval limits, (ii) tax services and (iii) any additional services that have not been generally pre-approved by the Audit Committee. Deloitte is required to periodically report to the BHF Audit Committee the extent of the services that it has provided to the Company and the fees for the services performed to date. The BHF Audit Committee annually reviews the policy to ensure its continued appropriateness and compliance with applicable laws and listing standards.
The pre-approval policy delegates to the BHF Audit Committee Chair the authority to pre-approve audit, audit-related or non-audit services between meetings for individual projects up to certain specified amounts if management deems it reasonably necessary to begin the services before the next scheduled meeting of the Audit Committee. The BHF Audit Committee Chair must report any pre-approval decisions to the BHF Audit Committee at its next scheduled meeting.

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

3.2
Amended and Restated Bylaws of Brighthouse Life Insurance Company of NY, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed by Brighthouse Life Insurance Company of NY on March 6, 2017).

4.1*	Description of Securities.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Financial Officer
	Date:	March 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor E. Murphy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
Conor E. Murphy
/s/ Lynn A. Dumais	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021
Lynn A. Dumais
/s/ Kimberly A. Berwanger	Director	March 4, 2021
Kimberly A. Berwanger
/s/ David W. Chamberlin	Director	March 4, 2021
David W. Chamberlin
/s/ Richard A. Hemmings	Director	March 4, 2021
Richard A. Hemmings
/s/ Mayer Naiman	Director	March 4, 2021
Mayer Naiman
/s/ Richard C. Pearson	Director	March 4, 2021
Richard C. Pearson
/s/ Douglas A. Rayvid	Director	March 4, 2021
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