Form 10-Q
period 2021-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2021-05-12
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of May 12, 2021, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $3,809 and $3,460, respectively; allowance for credit losses of $0 and $0, respectively)	$4,000	$3,843
Mortgage loans (net of allowance for credit losses of $2 and $2, respectively)	630	643
Short-term investments, principally at estimated fair value	33	71
Other invested assets, principally at estimated fair value	240	266
Total investments	4,903	4,823
Cash and cash equivalents	397	275
Accrued investment income	31	29
Premiums, reinsurance and other receivables	1,110	1,223
Deferred policy acquisition costs	192	160
Current income tax recoverable	16	—
Other assets	27	27
Separate account assets	4,989	4,965
Total assets	$11,665	$11,502
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$815	$825
Policyholder account balances	3,412	3,151
Other policy-related balances	11	12
Payables for collateral under derivative transactions	165	137
Current income tax payable	—	2
Deferred income tax liability	146	178
Other liabilities	1,018	940
Separate account liabilities	4,989	4,965
Total liabilities	10,556	10,210
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	492	541
Accumulated other comprehensive income (loss)	124	258
Total stockholder’s equity	1,109	1,292
Total liabilities and stockholder’s equity	$11,665	$11,502
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$5	$8
Universal life and investment-type product policy fees	25	23
Net investment income	37	33
Other revenues	(23)	(22)
Net investment gains (losses)	1	5
Net derivative gains (losses)	(85)	128
Total revenues	(40)	175
Expenses
Policyholder benefits and claims	(6)	1
Interest credited to policyholder account balances	13	10
Amortization of deferred policy acquisition costs	(3)	22
Other expenses	19	19
Total expenses	23	52
Income (loss) before provision for income tax	(63)	123
Provision for income tax expense (benefit)	(14)	25
Net income (loss)	$(49)	$98
Comprehensive income (loss)	$(183)	$54
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
Net income (loss)			(49)		(49)
Other comprehensive income (loss), net of income tax				(134)	(134)
Balance at March 31, 2021	$2	$491	$492	$124	$1,109

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			98		98
Other comprehensive income (loss), net of income tax				(44)	(44)
Balance at March 31, 2020	$2	$491	$532	$78	$1,103
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$2	$51
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	105	163
Mortgage loans	23	27
Purchases of:
Fixed maturity securities	(402)	(217)
Mortgage loans	(11)	(20)
Cash received in connection with freestanding derivatives	172	80
Cash paid in connection with freestanding derivatives	(45)	(150)
Net change in short-term investments	39	45
Net change in other invested assets	—	1
Net cash provided by (used in) investing activities	(119)	(71)
Cash flows from financing activities
Policyholder account balances:
Deposits	237	164
Withdrawals	(26)	(32)
Net change in payables for collateral under derivative transactions	28	(67)
Short-term debt issued	—	100
Net cash provided by (used in) financing activities	239	165
Change in cash, cash equivalents and restricted cash	122	145
Cash, cash equivalents and restricted cash, beginning of period	275	148
Cash, cash equivalents and restricted cash, end of period	$397	$293
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
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2020 balance sheet data was derived from audited financial statements included in Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2020 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted during the first quarter of 2021.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
The Company continues to evaluate the new guidance and therefore is unable to estimate the impact on its financial statements. The most significant impact from the ASU is the requirement that all variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas currently a significant amount of variable annuity guarantees are classified as insurance liabilities.

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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by contract holders by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss).
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(8)	$5	$—	$(3)
Provision for income tax expense (benefit)	(2)	1	—	(1)
Adjusted earnings	$(6)	$4	$—	(2)
Adjustments for:
Net investment gains (losses)				1
Net derivative gains (losses)				(85)
Other adjustments to net income (loss)				24
Provision for income tax (expense) benefit				13
Net income (loss)				$(49)

Interest revenue	$28	$9	$—

	Three Months Ended March 31, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$9	$20	$(1)	$28
Provision for income tax expense (benefit)	2	4	(1)	5
Adjusted earnings	$7	$16	$—	23
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				128
Other adjustments to net income (loss)				(38)
Provision for income tax (expense) benefit				(20)
Net income (loss)				$98

Interest revenue	$24	$9	$—
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Annuities	$29	$24
Life	12	16
Corporate & Other	—	—
Adjustments	(81)	135
Total	$(40)	$175

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Annuities	$9,621	$9,467
Life	1,825	1,859
Corporate & Other	219	176
Total	$11,665	$11,502
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2020 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,997		$3,799		$4,971		$3,816
Separate account value	$4,987		$3,797		$4,962		$3,816
Net amount at risk	$6	(4)	$354	(5)	$3	(4)	$429	(5)
Average attained age of contract holders	69 years		69 years		69 years		69 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2020 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments
See Note 1 of the Notes to the Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$1,916	$—	$114	$25	$2,005	$1,697	$—	$201	$1	$1,897
Foreign corporate	518	—	35	5	548	503	—	58	2	559
ABS	341	—	4	—	345	350	—	6	1	355
CMBS	324	—	19	3	340	299	—	31	1	329
U.S. government and agency	254	—	31	—	285	254	—	58	—	312
RMBS	272	—	13	2	283	219	—	17	—	236
State and political subdivision	166	—	12	3	175	122	—	15	—	137
Foreign government	18	—	1	—	19	16	—	2	—	18
Total fixed maturity securities	$3,809	$—	$229	$38	$4,000	$3,460	$—	$388	$5	$3,843
The Company did not hold any non-income producing fixed maturity securities at March 31, 2021. The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million at December 31, 2020.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$31	$534	$1,218	$1,089	$937	$3,809
Estimated fair value	$31	$568	$1,272	$1,161	$968	$4,000
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

	March 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$538	$24	$5	$1	$54	$1	$2	$—
Foreign corporate	85	4	11	1	4	—	10	2
ABS	74	—	13	—	98	1	17	—
CMBS	78	3	1	—	19	1	—	—
RMBS	105	2	—	—	4	—	—	—
State and political subdivision	75	3	—	—	9	—	—	—
Foreign government	3	—	—	—	2	—	—	—
Total fixed maturity securities	$958	$36	$30	$2	$190	$3	$29	$2
Total number of securities in an unrealized loss position	422		15		82		15
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $27 million and $24 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded no allowance for credit losses on fixed maturity securities at March 31, 2021. Management concluded that for fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$453	71.9%	$458	71.2%
Agricultural	179	28.4	187	29.1
Total mortgage loans	632	100.3	645	100.3
Allowance for credit losses	(2)	(0.3)	(2)	(0.3)
Total mortgage loans, net	$630	100.0%	$643	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both March 31, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $3 million and $4 million at March 31, 2021 and December 31, 2020, respectively.

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

	Commercial	Agricultural	Total
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Three Months Ended March 31, 2020
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
March 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$—	$31	$97	$23	$13	$200	$364
65% to 75%	—	—	55	6	7	2	70
76% to 80%	—	—	—	—	—	4	4
Greater than 80%	—	—	—	5	—	10	15
Total commercial mortgage loans	—	31	152	34	20	216	453
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	10	45	43	21	6	50	175
65% to 75%	—	—	3	1	—	—	4
Total agricultural mortgage loans	10	45	46	22	6	50	179
Total	$10	$76	$198	$56	$26	$266	$632

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)

	2020	2019	2018	2017	2016	Prior	Total

December 31, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$32	$102	$23	$13	$16	$187	$373
65% to 75%	—	50	6	7	—	3	66
76% to 80%	—	—	—	—	1	3	4
Greater than 80%	—	—	5	—	—	10	15
Total commercial mortgage loans	32	152	34	20	17	203	458
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	46	43	21	6	15	52	183
65% to 75%	—	3	1	—	—	—	4
Total agricultural mortgage loans	46	46	22	6	15	52	187
Total	$78	$198	$56	$26	$32	$255	$645
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$437	96.5%	$450	98.3%
1.00x - 1.20x	9	2.0	8	1.7
Less than 1.00x	7	1.5	—	—
Total	$453	100.0%	$458	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with over 99% of mortgage loans classified as performing at both March 31, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At both March 31, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
The Company had one agricultural mortgage loan past due with an amortized cost of $2 million at March 31, 2021. The Company did not have any mortgage loans past due at December 31, 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At both March 31, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either March 31, 2021 or December 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during both the three months ended March 31, 2021 and 2020.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$190	$383
Derivatives	1	1
Subtotal	191	384
Amounts allocated from:
Future policy benefits	(11)	(20)
DAC and DSI	(23)	(38)
Subtotal	(34)	(58)
Deferred income tax benefit (expense)	(33)	(68)
Net unrealized investment gains (losses)	$124	$258

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2021
(In millions)
Balance at December 31, 2020	$258
Unrealized investment gains (losses) during the period	(193)
Unrealized investment gains (losses) relating to:
Future policy benefits	9
DAC and DSI	15
Deferred income tax benefit (expense)	35
Balance at March 31, 2021	$124
Change in net unrealized investment gains (losses)	$(134)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2021 and December 31, 2020.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	39	5
Total invested assets on deposit and pledged as collateral (2)	$41	$7
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either March 31, 2021 or December 31, 2020.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$310	$291	$301	$274

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$32	$27
Mortgage loans	6	6
Cash, cash equivalents and short-term investments	—	1
Other	—	1
Total investment income	38	35
Less: Investment expenses	1	2
Net investment income	$37	$33
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fixed maturity securities	$1	$5
Total net investment gains (losses)	$1	$5

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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Proceeds	$35	$127
Gross investment gains	$1	$5
Gross investment losses	—	—
Net investment gains (losses)	$1	$5
5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate caps;
•Foreign currency swaps, and
•Equity derivatives: options and total return swaps
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Financial Statements included in the 2020 Annual Report.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$115	$3	$3	$115	$4	$3
Total qualifying hedges		115	3	3	115	4	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	5	—	800	1	—
Foreign currency swaps	Foreign currency exchange rate	16	3	—	16	4	—
Equity index options	Equity market	3,393	218	89	5,908	250	94
Equity total return swaps	Equity market	895	11	7	249	7	—
Total non-designated or non-qualifying derivatives		5,104	237	96	6,973	262	94
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	335	—	N/A	477	—
Direct guaranteed minimum benefits	Other	N/A	—	(35)	N/A	—	14
Direct index-linked annuities	Other	N/A	—	501	N/A	—	393
Total embedded derivatives	Other	N/A	335	466	N/A	477	407
Total		$5,219	$575	$565	$7,088	$743	$504

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
	(In millions)
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$—
Total cash flow hedges	—	—	—	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	3	—	—	—
Foreign currency exchange rate derivatives	(1)	—	—	—
Equity derivatives	97	—	—	—
Embedded derivatives	(184)	—	—	—
Total non-qualifying hedges	(85)	—	—	—
Total	$(85)	$—	$—	$—
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$16
Total cash flow hedges	—	—	—	16
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	3	—	—	—
Equity derivatives	(250)	—	—	—
Embedded derivatives	375	—	—	—
Total non-qualifying hedges	128	—	—	—
Total	$128	$—	$—	$16
At both March 31, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $1 million.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2021
Derivative assets	$240	$(60)	$(165)	$15	$(14)	$1
Derivative liabilities	$99	$(60)	$—	$39	$(36)	$3
December 31, 2020
Derivative assets	$266	$(91)	$(136)	$39	$(34)	$5
Derivative liabilities	$97	$(91)	$—	$6	$(6)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$39	$6
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$39	$6
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

	March 31, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,984	$21	$2,005
Foreign corporate	—	547	1	548
ABS	—	340	5	345
CMBS	—	340	—	340
U.S. government and agency	149	136	—	285
RMBS	—	283	—	283
State and political subdivision	—	175	—	175
Foreign government	—	19	—	19
Total fixed maturity securities	149	3,824	27	4,000
Short-term investments	28	5	—	33
Derivative assets: (1)
Interest rate	—	5	—	5
Foreign currency exchange rate	—	6	—	6
Equity market	—	229	—	229
Total derivative assets	—	240	—	240
Embedded derivatives within asset host contracts (2)	—	—	335	335
Separate account assets	—	4,989	—	4,989
Total assets	$177	$9,058	$362	$9,597
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$3	$—	$3
Equity market	—	96	—	96
Total derivative liabilities	—	99	—	99
Embedded derivatives within liability host contracts (2)	—	—	466	466
Total liabilities	$—	$99	$466	$565

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2020
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,873	$24	$1,897
Foreign corporate	—	557	2	559
ABS	—	349	6	355
CMBS	—	329	—	329
U.S. government and agency	158	154	—	312
RMBS	—	236	—	236
State and political subdivision	—	137	—	137
Foreign government	—	18	—	18
Total fixed maturity securities	158	3,653	32	3,843
Short-term investments	63	8	—	71
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	8	—	8
Equity market	—	257	—	257
Total derivative assets	—	266	—	266
Embedded derivatives within asset host contracts (2)	—	—	477	477
Separate account assets	—	4,965	—	4,965
Total assets	$221	$8,892	$509	$9,622
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$3	$—	$3
Equity market	—	94	—	94
Total derivative liabilities	—	97	—	97
Embedded derivatives within liability host contracts (2)	—	—	407	407
Total liabilities	$—	$97	$407	$504
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2021.
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
The Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMAB”), the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the balance sheets with changes in estimated fair value reported in net derivative gains (losses).
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

				March 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques	Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
		•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
		•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
		•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
		•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
		•	Nonperformance risk spread	0.25%	-	1.45%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$26	$6	$70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	(184)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—
Purchases (5)	—	—	—
Sales (5)	—	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(17)
Transfers into Level 3 (6)	—	—	—
Transfers out of Level 3 (6)	(3)	(1)	—
Balance, end of period	$22	$5	$(131)
Three Months Ended March 31, 2020
Balance, beginning of period	$35	$9	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	375
Total realized/unrealized gains (losses) included in AOCI	(3)	(1)	—
Purchases (5)	20	12	—
Sales (5)	(4)	—	—
Issuances (5)	—	—	—
Settlements (5)	—	—	(11)
Transfers into Level 3 (6)	5	5	—
Transfers out of Level 3 (6)	—	(1)	—
Balance, end of period	$53	$24	$550
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (7)	$—	$—	$(200)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2021 (7)	$(1)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (7)	$—	$—	$365
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2020 (7)	$(3)	$(1)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$630	$—	$—	$657	$657
Premiums, reinsurance and other receivables	$444	$—	$—	$445	$445
Liabilities
Policyholder account balances	$904	$—	$—	$946	$946
Other liabilities	$490	$—	$56	$434	$490

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$643	$—	$—	$681	$681
Premiums, reinsurance and other receivables	$436	$—	$1	$435	$436
Liabilities
Policyholder account balances	$915	$—	$—	$979	$979
Other liabilities	$430	$—	$7	$423	$430

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2020	$256	$2	$258
OCI before reclassifications	(168)	—	(168)
Deferred income tax benefit (expense)	35	—	35
AOCI before reclassifications, net of income tax	123	2	125
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at March 31, 2021	$122	$2	$124

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	(67)	16	(51)
Deferred income tax benefit (expense)	14	(3)	11
AOCI before reclassifications, net of income tax	63	19	82
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at March 31, 2020	$59	$19	$78
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended March 31,
	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$1	$5	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	1	5
Income tax (expense) benefit	—	(1)
Net unrealized investment gains (losses), net of income tax	1	4
Total reclassifications, net of income tax	$1	$4
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
Direct other revenues consisted primarily of 12b-1 fees of $4 million and $3 million for the three months ended March 31, 2021 and 2020, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Compensation	$6	$5
Contracted services and other labor costs	3	4
Transition services agreements	2	2
Establishment costs	1	2
Premium and other taxes, licenses and fees	1	1
Volume related costs, excluding compensation, net of DAC capitalization	6	5
Total other expenses	$19	$19
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $12 million and $7 million at March 31, 2021 and December 31, 2020, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $25 million and $15 million at March 31, 2021 and December 31, 2020, respectively.

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
The Company did not have a liability for indemnities, guarantees and commitments at either March 31, 2021 or December 31, 2020.
10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates and had previous arrangements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 8 for amounts related to continuing transition services. Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Premiums	$(11)	$(8)
Universal life and investment-type product policy fees	$(1)	$(1)
Other revenues	$(27)	$(24)
Policyholder benefits and claims	$(24)	$(39)
Other expenses	$(2)	$(2)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables	$619	$749
Liabilities
Other liabilities	$367	$362
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $335 million and $477 million at March 31, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($142) million and $218 million for the three months ended March 31, 2021 and 2020, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million for both the three months ended March 31, 2021 and 2020. Costs incurred under these arrangements were $12 million and $13 million for the three months ended March 31, 2021 and 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $0 and $1 million for the three months ended March 31, 2021 and 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($17) million and ($6) million at March 31, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million for both the three months ended March 31, 2021 and 2020. Commission expenses incurred related to these transactions and recorded in other expenses was $22 million and $17 million for the three months ended March 31, 2021 and 2020, respectively. The Company also had related party fee income receivables of $1 million at both March 31, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2021 (the “2020 Annual Report”); and (iii) our current reports on Form 8-K filed in 2021.
Overview
We offer a range of individual annuities and individual life insurance products in New York. For operating purposes, we have established two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2020 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the efficacy of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise aspects of our business model or targets previously provided to the markets. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic” included in our 2020 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Financial Statements.
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services. We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented herein.
New York Regulation 187
On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned the New York State Department of Financial Services (“NYDFS”) Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has thirty days to file their appeal.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in our 2020 Annual Report.
Non-GAAP Disclosures
Our definitions of the non-GAAP measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by contract holders by highlighting the results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss).
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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

Results of Operations
Results for the Three Months Ended March 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$5	$8
Universal life and investment-type product policy fees	25	23
Net investment income	37	33
Other revenues	(23)	(22)
Net investment gains (losses)	1	5
Net derivative gains (losses)	(85)	128
Total revenues	(40)	175
Expenses
Policyholder benefits and claims	(6)	1
Interest credited to policyholder account balances	13	10
Capitalization of DAC	(14)	(11)
Amortization of DAC	(3)	22
Other expenses	33	30
Total expenses	23	52
Income (loss) before provision for income tax	(63)	123
Provision for income tax expense (benefit)	(14)	25
Net income (loss)	$(49)	$98
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
GMLB Riders	$(64)	$87
Other derivative instruments	3	3
Net investment gains (losses)	1	5
Pre-tax adjusted earnings	(3)	28
Income (loss) before provision for income tax	(63)	123
Provision for income tax expense (benefit)	(14)	25
Net income (loss)	$(49)	$98
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Loss before provision for income tax was $63 million ($49 million, net of income tax), a decrease of $186 million ($147 million, net of income tax) from income before provision for income tax of $123 million ($98 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•a net unfavorable change in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) from higher relative equity markets and higher interest rates resulting in:
◦an unfavorable change in ceded reinsurance; and
◦unfavorable changes to the estimated fair value of the embedded derivative liabilities associated with Shield Level Annuities (“Shield”);

partially offset by
◦favorable changes in our GMLB hedges;
◦a favorable change to the estimated fair value of variable annuity liability reserves; and
◦a favorable change in GMLB DAC;
•lower pre-tax adjusted earnings, discussed in greater detail below; and
•lower net investment gains (losses) reflecting lower net gains on sales of fixed maturity securities.
The provision for income tax in the current period led to an effective tax rate of 22% compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income (loss)	$(49)	$98
Add: Provision for income tax expense (benefit)	(14)	25
Income (loss) before provision for income tax	(63)	123
Less: GMLB Riders	(64)	87
Less: Other derivative instruments	3	3
Less: Net investment gains (losses)	1	5
Pre-tax adjusted earnings	(3)	28
Less: Provision for income tax expense (benefit)	(1)	5
Adjusted earnings	$(2)	$23
Results for the Three Months Ended March 31, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$34	$32
Net investment spread	19	18
Insurance-related activities	(24)	(6)
Amortization of DAC	(13)	3
Other expenses, net of DAC capitalization	(19)	(19)
Pre-tax adjusted earnings	(3)	28
Provision for income tax expense (benefit)	(1)	5
Adjusted earnings	$(2)	$23
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were a loss of $2 million, a decrease of $25 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities driven by higher paid claims, net of reinsurance; and
•higher amortization of DAC as the increase in equity market performance compared to the prior period resulted in an unfavorable change in our Shield business.

The provision for income tax in the current period led to an effective tax rate of 33% compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

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
•the impact of the COVID-19 pandemic;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2020 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2020 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2020 Annual Report.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 12, 2021