Form 10-Q
period 2021-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2021-08-10
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 10, 2021, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	20
	Note 6 — Fair Value	25
	Note 7 — Equity	34
	Note 8 — Other Revenues and Other Expenses	35
	Note 9 — Contingencies, Commitments and Guarantees	36
	Note 10 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 4.	Controls and Procedures	49

Part II — Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	50

Signature		51

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,112 and $3,460, respectively; allowance for credit losses of $0 and $0, respectively)	$4,407	$3,843
Mortgage loans (net of allowance for credit losses of $2 and $2, respectively)	631	643
Short-term investments, principally at estimated fair value	1	71
Other invested assets, principally at estimated fair value	330	266
Total investments	5,369	4,823
Cash and cash equivalents	469	275
Accrued investment income	93	29
Premiums, reinsurance and other receivables	1,149	1,223
Deferred policy acquisition costs	193	160
Current income tax recoverable	34	—
Other assets	26	27
Separate account assets	5,181	4,965
Total assets	$12,514	$11,502
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$815	$825
Policyholder account balances	3,776	3,151
Other policy-related balances	11	12
Payables for collateral under derivative transactions	230	137
Current income tax payable	—	2
Deferred income tax liability	192	178
Other liabilities	1,093	940
Separate account liabilities	5,181	4,965
Total liabilities	11,298	10,210
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	528	541
Accumulated other comprehensive income (loss)	195	258
Total stockholder’s equity	1,216	1,292
Total liabilities and stockholder’s equity	$12,514	$11,502
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$1	$11	$6	$19
Universal life and investment-type product policy fees	27	23	52	46
Net investment income	39	33	76	66
Other revenues	(26)	(18)	(49)	(40)
Net investment gains (losses)	(1)	—	—	5
Net derivative gains (losses)	29	27	(56)	155
Total revenues	69	76	29	251
Expenses
Policyholder benefits and claims	(8)	13	(14)	14
Interest credited to policyholder account balances	11	9	24	19
Amortization of deferred policy acquisition costs	1	11	(2)	33
Other expenses	21	21	40	40
Total expenses	25	54	48	106
Income (loss) before provision for income tax	44	22	(19)	145
Provision for income tax expense (benefit)	8	4	(6)	29
Net income (loss)	$36	$18	$(13)	$116
Comprehensive income (loss)	$107	$154	$(76)	$208
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
Net income (loss)			(49)		(49)
Other comprehensive income (loss), net of income tax				(134)	(134)
Balance at March 31, 2021	2	491	492	124	1,109
Net income (loss)			36		36
Other comprehensive income (loss), net of income tax				71	71
Balance at June 30, 2021	$2	$491	$528	$195	$1,216

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			98		98
Other comprehensive income (loss), net of income tax				(44)	(44)
Balance at March 31, 2020	2	491	532	78	1,103
Net income (loss)			18		18
Other comprehensive income (loss), net of income tax				136	136
Balance at June 30, 2020	$2	$491	$550	$214	$1,257
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(61)	$(2)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	195	257
Mortgage loans	48	37
Purchases of:
Fixed maturity securities	(810)	(387)
Mortgage loans	(37)	(46)
Cash received in connection with freestanding derivatives	297	91
Cash paid in connection with freestanding derivatives	(49)	(155)
Net change in short-term investments	71	30
Net change in other invested assets	—	1
Net cash provided by (used in) investing activities	(285)	(172)
Cash flows from financing activities
Policyholder account balances:
Deposits	506	319
Withdrawals	(59)	(56)
Net change in payables for collateral under derivative transactions	93	4
Short-term debt issued	—	100
Short-term debt repaid	—	(100)
Net cash provided by (used in) financing activities	540	267
Change in cash, cash equivalents and restricted cash	194	93
Cash, cash equivalents and restricted cash, beginning of period	275	148
Cash, cash equivalents and restricted cash, end of period	$469	$241
Supplemental disclosure of cash flow information
Net cash paid (received) for:
Interest	$—	$1
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of June 30, 2021.
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes direct-to-consumer life insurance that is no longer actively sold.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(9)	$3	$2	$(4)
Provision for income tax expense (benefit)	(3)	1	—	(2)
Adjusted earnings	$(6)	$2	$2	(2)
Adjustments for:
Net investment gains (losses)				(1)
Net derivative gains (losses)				29
Other adjustments to net income (loss)				20
Provision for income tax (expense) benefit				(10)
Net income (loss)				$36

Interest revenue	$30	$8	$1

	Three Months Ended June 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(9)	$—	$(2)	$(11)
Provision for income tax expense (benefit)	(3)	—	—	(3)
Adjusted earnings	$(6)	$—	$(2)	(8)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				27
Other adjustments to net income (loss)				6
Provision for income tax (expense) benefit				(7)
Net income (loss)				$18

Interest revenue	$23	$9	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(17)	$8	$2	$(7)
Provision for income tax expense (benefit)	(5)	2	—	(3)
Adjusted earnings	$(12)	$6	$2	(4)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				(56)
Other adjustments to net income (loss)				44
Provision for income tax (expense) benefit				3
Net income (loss)				$(13)

Interest revenue	$58	$17	$1

	Six Months Ended June 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$—	$20	$(3)	$17
Provision for income tax expense (benefit)	(1)	4	(1)	2
Adjusted earnings	$1	$16	$(2)	15
Adjustments for:
Net investment gains (losses)				5
Net derivative gains (losses)				155
Other adjustments to net income (loss)				(32)
Provision for income tax (expense) benefit				(27)
Net income (loss)				$116

Interest revenue	$47	$18	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$28	$26	$57	$50
Life	8	17	20	33
Corporate & Other	1	1	1	1
Adjustments	32	32	(49)	167
Total	$69	$76	$29	$251
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Annuities	$10,360	$9,467
Life	1,851	1,859
Corporate & Other	303	176
Total	$12,514	$11,502
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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$5,188		$3,902		$4,971		$3,816
Separate account value	$5,179		$3,900		$4,962		$3,816
Net amount at risk	$3	(4)	$304	(5)	$3	(4)	$429	(5)
Average attained age of contract holders	69 years		69 years		69 years		69 years
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
4. Investments
See Notes 1 and 8 of the Notes to the Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$2,067	$—	$167	$9	$2,225	$1,697	$—	$201	$1	$1,897
Foreign corporate	606	—	44	3	647	503	—	58	2	559
ABS	339	—	4	—	343	350	—	6	1	355
CMBS	328	—	24	1	351	299	—	31	1	329
U.S. government and agency	254	—	40	—	294	254	—	58	—	312
RMBS	270	—	14	1	283	219	—	17	—	236
State and political subdivision	228	—	16	1	243	122	—	15	—	137
Foreign government	20	—	1	—	21	16	—	2	—	18
Total fixed maturity securities	$4,112	$—	$310	$15	$4,407	$3,460	$—	$388	$5	$3,843
The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $2 million at June 30, 2021 and December 31, 2020, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$17	$605	$1,401	$1,152	$937	$4,112
Estimated fair value	$17	$642	$1,480	$1,291	$977	$4,407
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

	June 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$328	$9	$2	$—	$54	$1	$2	$—
Foreign corporate	71	1	9	2	4	—	10	2
ABS	51	—	8	—	98	1	17	—
CMBS	52	1	2	—	19	1	—	—
RMBS	63	1	—	—	4	—	—	—
State and political subdivision	50	1	—	—	9	—	—	—
Foreign government	3	—	—	—	2	—	—	—
Total fixed maturity securities	$618	$13	$21	$2	$190	$3	$29	$2
Total number of securities in an unrealized loss position	305		8		82		15
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $28 million and $24 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded no allowance for credit losses on fixed maturity securities at June 30, 2021. Management concluded that for fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$450	71.3%	$458	71.2%
Agricultural	183	29.0	187	29.1
Total mortgage loans	633	100.3	645	100.3
Allowance for credit losses	(2)	(0.3)	(2)	(0.3)
Total mortgage loans, net	$631	100.0%	$643	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both June 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at both June 30, 2021 and December 31, 2020.
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

	Commercial	Agricultural	Total
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Six Months Ended June 30, 2020
Balance, beginning of period	$1	$1	$2
Current period provision	1	1	2
Balance, end of period	$2	$2	$4
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
June 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$17	$31	$87	$24	$13	$179	$351
65% to 75%	—	—	65	6	7	2	80
76% to 80%	—	—	—	—	—	4	4
Greater than 80%	—	—	—	5	—	10	15
Total commercial mortgage loans	17	31	152	35	20	195	450
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	19	45	41	20	6	49	180
65% to 75%	—	—	2	1	—	—	3
Total agricultural mortgage loans	19	45	43	21	6	49	183
Total	$36	$76	$195	$56	$26	$244	$633

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$434	96.4%	$450	98.3%
1.00x - 1.20x	9	2.0	8	1.7
Less than 1.00x	7	1.6	—	—
Total	$450	100.0%	$458	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At both June 30, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
The Company had one agricultural mortgage loan past due with an amortized cost of $2 million at June 30, 2021. The Company did not have any mortgage loans past due at December 31, 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At both June 30, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either June 30, 2021 or December 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a troubled debt restructuring during both the six months ended June 30, 2021 and 2020.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$295	$383
Derivatives	3	1
Subtotal	298	384
Amounts allocated from:
Future policy benefits	(14)	(20)
DAC and DSI	(37)	(38)
Subtotal	(51)	(58)
Deferred income tax benefit (expense)	(52)	(68)
Net unrealized investment gains (losses)	$195	$258

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2021
(In millions)
Balance at December 31, 2020	$258
Unrealized investment gains (losses) during the period	(86)
Unrealized investment gains (losses) relating to:
Future policy benefits	6
DAC and DSI	1
Deferred income tax benefit (expense)	16
Balance at June 30, 2021	$195
Change in net unrealized investment gains (losses)	$(63)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2021 and December 31, 2020.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	46	5
Total invested assets on deposit and pledged as collateral (2)	$48	$7
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either June 30, 2021 or December 31, 2020.
Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity.
The Company has invested in legal entities that are VIEs. VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$324	$300	$301	$274

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$33	$28	$65	$55
Mortgage loans	7	6	13	12
Cash, cash equivalents and short-term investments	—	—	—	1
Other	1	—	1	1
Total investment income	41	34	79	69
Less: Investment expenses	2	1	3	3
Net investment income	$39	$33	$76	$66
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$—	$1	$1	$6
Mortgage loans	(1)	(1)	(1)	(1)
Total net investment gains (losses)	$(1)	$—	$—	$5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$4	$52	$39	$179
Gross investment gains	$—	$1	$1	$6
Gross investment losses	—	—	—	—
Net investment gains (losses)	$—	$1	$1	$6
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate caps;
•Foreign currency swaps; and
•Equity derivatives: options and total return swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Financial Statements included in the 2020 Annual Report.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$113	$5	$2	$115	$4	$3
Total qualifying hedges		113	5	2	115	4	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	2	—	800	1	—
Foreign currency swaps	Foreign currency exchange rate	17	4	—	16	4	—
Equity index options	Equity market	3,868	293	191	5,908	250	94
Equity total return swaps	Equity market	1,649	27	3	249	7	—
Total non-designated or non-qualifying derivatives		6,334	326	194	6,973	262	94
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	376	—	N/A	477	—
Direct guaranteed minimum benefits	Other	N/A	—	(28)	N/A	—	14
Direct index-linked annuities	Other	N/A	—	638	N/A	—	393
Total embedded derivatives	Other	N/A	376	610	N/A	477	407
Total		$6,447	$707	$806	$7,088	$743	$504

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
	(In millions)
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$2
Total cash flow hedges	—	—	1	2
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(2)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity derivatives	113	—	—	—
Embedded derivatives	(83)	—	—	—
Total non-qualifying hedges	29	—	—	—
Total	$29	$—	$1	$2
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$(5)
Total cash flow hedges	—	—	1	(5)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	176	—	—	—
Embedded derivatives	(148)	—	—	—
Total non-qualifying hedges	27	—	—	—
Total	$27	$—	$1	$(5)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$2
Total cash flow hedges	—	—	1	2
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	210	—	—	—
Embedded derivatives	(267)	—	—	—
Total non-qualifying hedges	(56)	—	—	—
Total	$(56)	$—	$1	$2
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$11
Total cash flow hedges	—	—	1	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	3	—	—	—
Equity derivatives	(74)	—	—	—
Embedded derivatives	227	—	—	—
Total non-qualifying hedges	155	—	—	—
Total	$155	$—	$1	$11
At June 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $3 million and $1 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2021
Derivative assets	$331	$(96)	$(227)	$8	$(6)	$2
Derivative liabilities	$196	$(96)	$—	$100	$(42)	$58
December 31, 2020
Derivative assets	$266	$(91)	$(136)	$39	$(34)	$5
Derivative liabilities	$97	$(91)	$—	$6	$(6)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$100	$6
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$46	$6
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

	June 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$2,209	$16	$2,225
Foreign corporate	—	645	2	647
ABS	—	325	18	343
CMBS	—	349	2	351
U.S. government and agency	151	143	—	294
RMBS	—	283	—	283
State and political subdivision	—	243	—	243
Foreign government	—	18	3	21
Total fixed maturity securities	151	4,215	41	4,407
Short-term investments	—	1	—	1
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	9	—	9
Equity market	—	320	—	320
Total derivative assets	—	331	—	331
Embedded derivatives within asset host contracts (2)	—	—	376	376
Separate account assets	—	5,181	—	5,181
Total assets	$151	$9,728	$417	$10,296
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$2	$—	$2
Equity market	—	194	—	194
Total derivative liabilities	—	196	—	196
Embedded derivatives within liability host contracts (2)	—	—	610	610
Total liabilities	$—	$196	$610	$806

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2021.
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

				June 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques	Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
		•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
		•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
		•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
		•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
		•	Nonperformance risk spread	(0.26)%	-	1.37%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$22	$5	$—	$(131)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	(83)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	—
Purchases (5)	6	17	3	—
Sales (5)	—	(2)	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(20)
Transfers into Level 3 (6)	—	—	—	—
Transfers out of Level 3 (6)	(11)	—	—	—
Balance, end of period	$18	$20	$3	$(234)
Three Months Ended June 30, 2020
Balance, beginning of period	$53	$24	$—	$550
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	(148)
Total realized/unrealized gains (losses) included in AOCI	5	—	—	—
Purchases (5)	8	14	—	—
Sales (5)	(3)	—	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(13)
Transfers into Level 3 (6)	—	—	—	—
Transfers out of Level 3 (6)	(8)	(18)	—	—
Balance, end of period	$55	$20	$—	$389
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$(210)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (7)	$1	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (7)	$—	$—	$—	$(159)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (7)	$4	$—	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Net Embedded Derivatives (2)
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$26	$6	$—	$70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	(267)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (5)	6	17	3	—
Sales (5)	—	(3)	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(37)
Transfers into Level 3 (6)	—	—	—	—
Transfers out of Level 3 (6)	(14)	—	—	—
Balance, end of period	$18	$20	$3	$(234)
Six Months Ended June 30, 2020
Balance, beginning of period	$35	$9	$—	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	227
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—
Purchases (5)	28	17	—	—
Sales (5)	(6)	—	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(24)
Transfers into Level 3 (6)	—	—	—	—
Transfers out of Level 3 (6)	(4)	(6)	—	—
Balance, end of period	$55	$20	$—	$389
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$(410)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (7)	$—	$—	$—	$206
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (7)	$2	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$631	$—	$—	$663	$663
Premiums, reinsurance and other receivables	$443	$—	$4	$440	$444
Liabilities
Policyholder account balances	$881	$—	$—	$951	$951
Other liabilities	$476	$—	$45	$431	$476

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$643	$—	$—	$681	$681
Premiums, reinsurance and other receivables	$436	$—	$1	$435	$436
Liabilities
Policyholder account balances	$915	$—	$—	$979	$979
Other liabilities	$430	$—	$7	$423	$430

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2021	$122	$2	$124
OCI before reclassifications	88	2	90
Deferred income tax benefit (expense)	(19)	—	(19)
AOCI before reclassifications, net of income tax	191	4	195
Amounts reclassified from AOCI	—	—	—
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	—	—	—
Balance at June 30, 2021	$191	$4	$195

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2020	$59	$19	$78
OCI before reclassifications	178	(5)	173
Deferred income tax benefit (expense)	(37)	1	(36)
AOCI before reclassifications, net of income tax	200	15	215
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at June 30, 2020	$199	$15	$214

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2020	$256	$2	$258
OCI before reclassifications	(80)	2	(78)
Deferred income tax benefit (expense)	16	—	16
AOCI before reclassifications, net of income tax	192	4	196
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at June 30, 2021	$191	$4	$195

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	111	11	122
Deferred income tax benefit (expense)	(23)	(2)	(25)
AOCI before reclassifications, net of income tax	204	15	219
Amounts reclassified from AOCI	(6)	—	(6)
Deferred income tax benefit (expense)	1	—	1
Amounts reclassified from AOCI, net of income tax	(5)	—	(5)
Balance at June 30, 2020	$199	$15	$214
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$—	$1	$1	$6	Net investment income
Net unrealized investment gains (losses), before income tax	—	1	1	6
Income tax (expense) benefit	—	—	—	(1)
Net unrealized investment gains (losses), net of income tax	—	1	1	5
Total reclassifications, net of income tax	$—	$1	$1	$5
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
Direct other revenues consisted primarily of 12b-1 fees of $3 million and $7 million for the three months and six months ended June 30, 2021, respectively, and $3 million and $6 million for the three months and six months ended June 30, 2020, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$6	$5	$12	$10
Contracted services and other labor costs	4	4	7	8
Transition services agreements	1	—	3	2
Establishment costs	1	2	2	4
Premium and other taxes, licenses and fees	—	—	1	1
Volume related costs, excluding compensation, net of DAC capitalization	6	5	12	10
Other	3	5	3	5
Total other expenses	$21	$21	$40	$40
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $13 million and $7 million at June 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1 million and $15 million at June 30, 2021 and December 31, 2020, respectively.
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
The Company did not have a liability for indemnities, guarantees and commitments at either June 30, 2021 or December 31, 2020.
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
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Premiums	$(12)	$(12)	$(23)	$(20)
Universal life and investment-type product policy fees	$(1)	$(1)	$(2)	$(2)
Other revenues	$(28)	$(22)	$(55)	$(46)
Policyholder benefits and claims	$(18)	$(19)	$(42)	$(58)
Other expenses	$(2)	$(1)	$(4)	$(3)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables	$667	$749
Liabilities
Other liabilities	$360	$362
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $376 million and $477 million at June 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were $40 million and ($102) million for the three months and six months ended June 30, 2021, respectively, and ($17) million and $201 million for the three months and six months ended June 30, 2020, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million and $6 million for the three months and six months ended June 30, 2021, respectively, and $3 million and $6 million for the three months and six months ended June 30, 2020, respectively. Costs incurred under these arrangements were $13 million and $25 million for the three months and six months ended June 30, 2021, respectively, and $13 million and $26 million for the three months and six months ended June 30, 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company did not incur any costs for the three months and six months ended June 30, 2021 and incurred costs of $1 million and $2 million for the three months and six months ended June 30, 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($18) million and ($6) million at June 30, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $4 million and $7 million for the three months and six months ended June 30, 2021, respectively, and $3 million and $6 million for the three months and six months ended June 30, 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $24 million and $46 million for the three months and six months ended June 30, 2021, respectively and $17 million and $34 million for the three months and six months ended June 30, 2020, respectively. The Company also had related party fee income receivables of $1 million at both June 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 12, 2021; and (iv) our current reports on Form 8-K filed in 2021.
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
New York Regulation 187
On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned the New York State Department of Financial Services (“NYDFS”) Regulation 187 — Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021, and the filing of the appeal automatically stayed the Appellate Division’s order, which leaves Regulation 187 in effect until the appeal is decided by New York’s highest court.

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
The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. New York insurance laws provide the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our TAC was in excess of RBC levels required by regulators. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Financial Statements in our 2020 Annual Report.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes will become effective on December 31, 2021. The modified bond and real estate factors, in the aggregate, are expected to have a minimal impact on our RBC ratio.
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
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in our 2020 Annual Report.

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

Results of Operations
Results for the Six Months Ended June 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2021	2020
	(In millions)
Revenues
Premiums	$6	$19
Universal life and investment-type product policy fees	52	46
Net investment income	76	66
Other revenues	(49)	(40)
Net investment gains (losses)	—	5
Net derivative gains (losses)	(56)	155
Total revenues	29	251
Expenses
Policyholder benefits and claims	(14)	14
Interest credited to policyholder account balances	24	19
Capitalization of DAC	(30)	(20)
Amortization of DAC	(2)	33
Other expenses	70	60
Total expenses	48	106
Income (loss) before provision for income tax	(19)	145
Provision for income tax expense (benefit)	(6)	29
Net income (loss)	$(13)	$116
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
GMLB Riders	$(11)	$121
Other derivative instruments	1	2
Net investment gains (losses)	—	5
Other adjustments	(2)	—
Pre-tax adjusted earnings	(7)	17
Income (loss) before provision for income tax	(19)	145
Provision for income tax expense (benefit)	(6)	29
Net income (loss)	$(13)	$116
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Loss before provision for income tax was $19 million ($13 million, net of income tax), a decrease of $164 million ($129 million, net of income tax) from income before provision for income tax of $145 million ($116 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following net unfavorable items:
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
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•lower net investment gains reflecting lower net gains on sales of fixed maturity securities.
The provision for income tax resulted in an effective tax rate of 32% in the current period compared to 20% in the prior period. The increase in the effective tax rate is driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net income (loss)	$(13)	$116
Add: Provision for income tax expense (benefit)	(6)	29
Income (loss) before provision for income tax	(19)	145
Less: GMLB Riders	(11)	121
Less: Other derivative instruments	1	2
Less: Net investment gains (losses)	—	5
Less: Other adjustments	(2)	—
Pre-tax adjusted earnings	(7)	17
Less: Provision for income tax expense (benefit)	(3)	2
Adjusted earnings	$(4)	$15

Results for the Six Months Ended June 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Fee income	$66	$62
Net investment spread	42	38
Insurance-related activities	(47)	(30)
Amortization of DAC	(28)	(13)
Other expenses, net of DAC capitalization	(40)	(40)
Pre-tax adjusted earnings	(7)	17
Provision for income tax expense (benefit)	(3)	2
Adjusted earnings	$(4)	$15
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were a loss of $4 million, a decrease of $19 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities driven by higher paid claims, net of reinsurance; and
•higher amortization of DAC as the increase in equity market performance compared to the prior period resulted in an unfavorable change in our Shield business.
Key favorable impacts were:
•higher net investment spread due to higher average invested assets resulting from positive net flows in the general account; and
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
The provision for income tax resulted in an effective tax rate of 43% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 10, 2021