Form 10-Q
period 2021-09-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2021-11-09
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 9, 2021, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	20
	Note 6 — Fair Value	25
	Note 7 — Equity	34
	Note 8 — Other Revenues and Other Expenses	35
	Note 9 — Contingencies, Commitments and Guarantees	36
	Note 10 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 4.	Controls and Procedures	48

Part II — Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 6.	Exhibits	49

Signature		50

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,361 and $3,460, respectively; allowance for credit losses of $0 and $0, respectively)	$4,622	$3,843
Mortgage loans (net of allowance for credit losses of $2 and $2, respectively)	670	643
Short-term investments, principally at estimated fair value	3	71
Other invested assets, principally at estimated fair value	244	266
Total investments	5,539	4,823
Cash and cash equivalents	482	275
Accrued investment income	35	29
Premiums, reinsurance and other receivables	1,165	1,223
Deferred policy acquisition costs	202	160
Current income tax recoverable	2	—
Other assets	25	27
Separate account assets	5,037	4,965
Total assets	$12,487	$11,502
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$820	$825
Policyholder account balances	4,002	3,151
Other policy-related balances	10	12
Payables for collateral under derivative transactions	213	137
Current income tax payable	—	2
Deferred income tax liability	152	178
Other liabilities	1,054	940
Separate account liabilities	5,037	4,965
Total liabilities	11,288	10,210
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	529	541
Accumulated other comprehensive income (loss)	177	258
Total stockholder’s equity	1,199	1,292
Total liabilities and stockholder’s equity	$12,487	$11,502
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$4	$(3)	$10	$16
Universal life and investment-type product policy fees	26	24	78	70
Net investment income	40	34	116	100
Other revenues	(23)	(22)	(72)	(62)
Net investment gains (losses)	—	8	—	13
Net derivative gains (losses)	10	23	(46)	178
Total revenues	57	64	86	315
Expenses
Policyholder benefits and claims	6	6	(8)	20
Interest credited to policyholder account balances	24	10	48	29
Amortization of deferred policy acquisition costs	8	25	6	58
Other expenses	17	17	57	57
Total expenses	55	58	103	164
Income (loss) before provision for income tax	2	6	(17)	151
Provision for income tax expense (benefit)	1	1	(5)	30
Net income (loss)	$1	$5	$(12)	$121
Comprehensive income (loss)	$(17)	$23	$(93)	$231
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
Net income (loss)			(13)		(13)
Other comprehensive income (loss), net of income tax				(63)	(63)
Balance at June 30, 2021	2	491	528	195	1,216
Net income (loss)			1		1
Other comprehensive income (loss), net of income tax				(18)	(18)
Balance at September 30, 2021	$2	$491	$529	$177	$1,199

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2019	$2	$491	$434	$122	$1,049
Net income (loss)			116		116
Other comprehensive income (loss), net of income tax				92	92
Balance at June 30, 2020	2	491	550	214	1,257
Net income (loss)			5		5
Other comprehensive income (loss), net of income tax				18	18
Balance at September 30, 2020	$2	$491	$555	$232	$1,280
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(1)	$62
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	305	436
Mortgage loans	61	48
Purchases of:
Fixed maturity securities	(1,175)	(780)
Mortgage loans	(90)	(62)
Cash received in connection with freestanding derivatives	361	222
Cash paid in connection with freestanding derivatives	(65)	(187)
Net change in short-term investments	69	41
Net change in other invested assets	—	1
Net cash provided by (used in) investing activities	(534)	(281)
Cash flows from financing activities
Policyholder account balances:
Deposits	744	460
Withdrawals	(78)	(75)
Net change in payables for collateral under derivative transactions	76	(11)
Short-term debt issued	—	100
Short-term debt repaid	—	(100)
Net cash provided by (used in) financing activities	742	374
Change in cash, cash equivalents and restricted cash	207	155
Cash, cash equivalents and restricted cash, beginning of period	275	148
Cash, cash equivalents and restricted cash, end of period	$482	$303
Supplemental disclosure of cash flow information
Net cash paid (received) for:
Interest	$—	$1
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of September 30, 2021.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC will be applied to existing carrying amounts on the effective date.
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
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
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
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(8)	$2	$2	$(4)
Provision for income tax expense (benefit)	(1)	—	1	—
Adjusted earnings	$(7)	$2	$1	(4)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				10
Other adjustments to net income (loss)				(4)
Provision for income tax (expense) benefit				(1)
Net income (loss)				$1

Interest revenue	$30	$10	$—

	Three Months Ended September 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(7)	$19	$—	$12
Provision for income tax expense (benefit)	(2)	4	—	2
Adjusted earnings	$(5)	$15	$—	10
Adjustments for:
Net investment gains (losses)				8
Net derivative gains (losses)				23
Other adjustments to net income (loss)				(37)
Provision for income tax (expense) benefit				1
Net income (loss)				$5

Interest revenue	$24	$9	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(25)	$10	$4	$(11)
Provision for income tax expense (benefit)	(6)	2	1	(3)
Adjusted earnings	$(19)	$8	$3	(8)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				(46)
Other adjustments to net income (loss)				40
Provision for income tax (expense) benefit				2
Net income (loss)				$(12)

Interest revenue	$88	$27	$1

	Nine Months Ended September 30, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(7)	$39	$(3)	$29
Provision for income tax expense (benefit)	(3)	8	(1)	4
Adjusted earnings	$(4)	$31	$(2)	25
Adjustments for:
Net investment gains (losses)				13
Net derivative gains (losses)				178
Other adjustments to net income (loss)				(69)
Provision for income tax (expense) benefit				(26)
Net income (loss)				$121

Interest revenue	$71	$27	$2

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$33	$26	$90	$76
Life	12	3	32	36
Corporate & Other	—	1	1	2
Adjustments	12	34	(37)	201
Total	$57	$64	$86	$315
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Annuities	$10,386	$9,467
Life	1,856	1,859
Corporate & Other	245	176
Total	$12,487	$11,502
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
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$5,042		$3,756		$4,971		$3,816
Separate account value	$5,034		$3,753		$4,962		$3,816
Net amount at risk	$17	(4)	$373	(5)	$3	(4)	$429	(5)
Average attained age of contract holders	69 years		69 years		69 years		69 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$2,223	$—	$154	$13	$2,364	$1,697	$—	$201	$1	$1,897
Foreign corporate	650	—	36	4	682	503	—	58	2	559
ABS	358	—	3	—	361	350	—	6	1	355
CMBS	318	—	22	2	338	299	—	31	1	329
U.S. government and agency	252	—	38	—	290	254	—	58	—	312
RMBS	259	—	13	1	271	219	—	17	—	236
State and political subdivision	280	—	16	2	294	122	—	15	—	137
Foreign government	21	—	1	—	22	16	—	2	—	18
Total fixed maturity securities	$4,361	$—	$283	$22	$4,622	$3,460	$—	$388	$5	$3,843
The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $2 million at September 30, 2021 and December 31, 2020, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$45	$659	$1,505	$1,217	$935	$4,361
Estimated fair value	$45	$694	$1,569	$1,344	$970	$4,622
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

	September 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$452	$11	$31	$2	$54	$1	$2	$—
Foreign corporate	169	3	9	1	4	—	10	2
ABS	86	—	3	—	98	1	17	—
CMBS	49	1	10	1	19	1	—	—
RMBS	87	1	—	—	4	—	—	—
State and political subdivision	104	2	—	—	9	—	—	—
Foreign government	4	—	—	—	2	—	—	—
Total fixed maturity securities	$951	$18	$53	$4	$190	$3	$29	$2
Total number of securities in an unrealized loss position	441		18		82		15
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $30 million and $24 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded no allowance for credit losses on fixed maturity securities at September 30, 2021. Management concluded that for fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$479	71.5%	$458	71.2%
Agricultural	193	28.8	187	29.1
Total mortgage loans	672	100.3	645	100.3
Allowance for credit losses	(2)	(0.3)	(2)	(0.3)
Total mortgage loans, net	$670	100.0%	$643	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both September 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at both September 30, 2021 and December 31, 2020.
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
Nine Months Ended September 30, 2021
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Nine Months Ended September 30, 2020
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
September 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$17	$31	$87	$10	$13	$157	$315
65% to 75%	39	—	65	19	7	15	145
76% to 80%	—	—	—	—	—	4	4
Greater than 80%	—	—	—	5	—	10	15
Total commercial mortgage loans	56	31	152	34	20	186	479
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	32	45	40	20	6	46	189
65% to 75%	1	—	2	1	—	—	4
Total agricultural mortgage loans	33	45	42	21	6	46	193
Total	$89	$76	$194	$55	$26	$232	$672

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$450	93.9%	$450	98.3%
1.00x - 1.20x	17	3.6	8	1.7
Less than 1.00x	12	2.5	—	—
Total	$479	100.0%	$458	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At both September 30, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in delinquent status.
At both September 30, 2021 and December 31, 2020 the Company did not have any mortgage loans past due.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At both September 30, 2021 and December 31, 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either September 30, 2021 or December 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a TDR during both the nine months ended September 30, 2021 and 2020.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$261	$383
Derivatives	6	1
Subtotal	267	384
Amounts allocated from:
Future policy benefits	(9)	(20)
DAC and DSI	(34)	(38)
Subtotal	(43)	(58)
Deferred income tax benefit (expense)	(47)	(68)
Net unrealized investment gains (losses)	$177	$258

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2021
(In millions)
Balance at December 31, 2020	$258
Unrealized investment gains (losses) during the period	(117)
Unrealized investment gains (losses) relating to:
Future policy benefits	11
DAC and DSI	4
Deferred income tax benefit (expense)	21
Balance at September 30, 2021	$177
Change in net unrealized investment gains (losses)	$(81)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2021 and December 31, 2020.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	127	5
Total invested assets on deposit and pledged as collateral (2)	$129	$7
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either September 30, 2021 or December 31, 2020.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$315	$294	$301	$274

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$35	$28	$100	$83
Mortgage loans	6	7	19	19
Cash, cash equivalents and short-term investments	—	—	—	1
Other	—	—	1	1
Total investment income	41	35	120	104
Less: Investment expenses	1	1	4	4
Net investment income	$40	$34	$116	$100
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$(1)	$6	$—	$12
Mortgage loans	1	1	—	—
Other	—	1	—	1
Total net investment gains (losses)	$—	$8	$—	$13

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$33	$137	$72	$316
Gross investment gains	$—	$7	$1	$13
Gross investment losses	(1)	(1)	(1)	(1)
Net investment gains (losses)	$(1)	$6	$—	$12
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$116	$7	$1	$115	$4	$3
Total qualifying hedges		116	7	1	115	4	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	3	—	800	1	—
Foreign currency swaps	Foreign currency exchange rate	16	4	—	16	4	—
Equity index options	Equity market	2,752	222	130	5,908	250	94
Equity total return swaps	Equity market	2,084	9	30	249	7	—
Total non-designated or non-qualifying derivatives		5,652	238	160	6,973	262	94
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	387	—	N/A	477	—
Direct guaranteed minimum benefits	Other	N/A	—	(22)	N/A	—	14
Direct index-linked annuities	Other	N/A	—	629	N/A	—	393
Total embedded derivatives	Other	N/A	387	607	N/A	477	407
Total		$5,768	$632	$768	$7,088	$743	$504

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
	(In millions)
Three Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$3
Total cash flow hedges	—	—	—	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	(8)	—	—	—
Embedded derivatives	18	—	—	—
Total non-qualifying hedges	10	—	—	—
Total	$10	$—	$—	$3
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$—	$(6)
Total cash flow hedges	—	—	—	(6)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	—	—	—	—
Foreign currency exchange rate derivatives	(1)	—	—	—
Equity derivatives	86	—	—	—
Embedded derivatives	(62)	—	—	—
Total non-qualifying hedges	23	—	—	—
Total	$23	$—	$—	$(6)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$5
Total cash flow hedges	—	—	1	5
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1	—	—	—
Foreign currency exchange rate derivatives	—	—	—	—
Equity derivatives	202	—	—	—
Embedded derivatives	(249)	—	—	—
Total non-qualifying hedges	(46)	—	—	—
Total	$(46)	$—	$1	$5
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$5
Total cash flow hedges	—	—	1	5
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—	—	—
Foreign currency exchange rate derivatives	2	—	—	—
Equity derivatives	12	—	—	—
Embedded derivatives	165	—	—	—
Total non-qualifying hedges	178	—	—	—
Total	$178	$—	$1	$5
At September 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $6 million and $1 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2021
Derivative assets	$245	$(44)	$(198)	$3	$(3)	$—
Derivative liabilities	$161	$(44)	$—	$117	$(112)	$5
December 31, 2020
Derivative assets	$266	$(91)	$(136)	$39	$(34)	$5
Derivative liabilities	$97	$(91)	$—	$6	$(6)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$117	$6
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$127	$6
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

	September 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$2,323	$41	$2,364
Foreign corporate	—	670	12	682
ABS	—	348	13	361
CMBS	—	338	—	338
U.S. government and agency	148	142	—	290
RMBS	—	271	—	271
State and political subdivision	—	294	—	294
Foreign government	—	22	—	22
Total fixed maturity securities	148	4,408	66	4,622
Short-term investments	2	1	—	3
Derivative assets: (1)
Interest rate	—	3	—	3
Foreign currency exchange rate	—	11	—	11
Equity market	—	231	—	231
Total derivative assets	—	245	—	245
Embedded derivatives within asset host contracts (2)	—	—	387	387
Separate account assets	—	5,037	—	5,037
Total assets	$150	$9,691	$453	$10,294
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1	$—	$1
Equity market	—	160	—	160
Total derivative liabilities	—	161	—	161
Embedded derivatives within liability host contracts (2)	—	—	607	607
Total liabilities	$—	$161	$607	$768

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2021.
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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital markets assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
Capital markets assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital markets inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
Risk margins are established to capture the non-capital markets risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

				September 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques	Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
		•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
		•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
		•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
		•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
		•	Nonperformance risk spread	(0.50)%	-	1.28%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$18	$20	$3	$(234)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	18
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (5)	13	3	—	—
Sales (5)	—	—	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(4)
Transfers into Level 3 (6)	24	—	—	—
Transfers out of Level 3 (6)	(2)	(10)	(3)	—
Balance, end of period	$53	$13	$—	$(220)
Three Months Ended September 30, 2020
Balance, beginning of period	$55	$20	$—	$389
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	(62)
Total realized/unrealized gains (losses) included in AOCI	3	—	—	—
Purchases (5)	16	1	—	—
Sales (5)	(2)	—	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(13)
Transfers into Level 3 (6)	4	—	—	—
Transfers out of Level 3 (6)	(4)	(17)	—	—
Balance, end of period	$72	$4	$—	$314
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (7)	$—	$—	$—	$123
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2021 (7)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (7)	$—	$—	$—	$(74)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (7)	$2	$—	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Net Embedded Derivatives (2)
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$26	$6	$—	$70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	(249)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—
Purchases (5)	37	13	—	—
Sales (5)	(3)	(3)	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(41)
Transfers into Level 3 (6)	5	—	—	—
Transfers out of Level 3 (6)	(12)	(3)	—	—
Balance, end of period	$53	$13	$—	$(220)
Nine Months Ended September 30, 2020
Balance, beginning of period	$35	$9	$—	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	165
Total realized/unrealized gains (losses) included in AOCI	4	—	—	—
Purchases (5)	39	1	—	—
Sales (5)	(6)	—	—	—
Issuances (5)	—	—	—	—
Settlements (5)	—	—	—	(37)
Transfers into Level 3 (6)	4	—	—	—
Transfers out of Level 3 (6)	(4)	(6)	—	—
Balance, end of period	$72	$4	$—	$314
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (7)	$—	$—	$—	$(287)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2021 (7)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (7)	$—	$—	$—	$132
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (7)	$4	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$670	$—	$—	$698	$698
Premiums, reinsurance and other receivables	$452	$—	$6	$447	$453
Liabilities
Policyholder account balances	$869	$—	$—	$938	$938
Other liabilities	$475	$—	$39	$436	$475

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$643	$—	$—	$681	$681
Premiums, reinsurance and other receivables	$436	$—	$1	$435	$436
Liabilities
Policyholder account balances	$915	$—	$—	$979	$979
Other liabilities	$430	$—	$7	$423	$430

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at June 30, 2021	$191	$4	$195
OCI before reclassifications	(26)	3	(23)
Deferred income tax benefit (expense)	6	(1)	5
AOCI before reclassifications, net of income tax	171	6	177
Amounts reclassified from AOCI	—	—	—
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	—	—	—
Balance at September 30, 2021	$171	$6	$177

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at June 30, 2020	$199	$15	$214
OCI before reclassifications	35	(6)	29
Deferred income tax benefit (expense)	(8)	1	(7)
AOCI before reclassifications, net of income tax	226	10	236
Amounts reclassified from AOCI	(6)	—	(6)
Deferred income tax benefit (expense)	2	—	2
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at September 30, 2020	$222	$10	$232

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2020	$256	$2	$258
OCI before reclassifications	(106)	5	(101)
Deferred income tax benefit (expense)	22	(1)	21
AOCI before reclassifications, net of income tax	172	6	178
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at September 30, 2021	$171	$6	$177

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2019	$116	$6	$122
OCI before reclassifications	146	5	151
Deferred income tax benefit (expense)	(31)	(1)	(32)
AOCI before reclassifications, net of income tax	231	10	241
Amounts reclassified from AOCI	(12)	—	(12)
Deferred income tax benefit (expense)	3	—	3
Amounts reclassified from AOCI, net of income tax	(9)	—	(9)
Balance at September 30, 2020	$222	$10	$232
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$—	$6	$1	$12	Net investment income
Net unrealized investment gains (losses), before income tax	—	6	1	12
Income tax (expense) benefit	—	(2)	—	(3)
Net unrealized investment gains (losses), net of income tax	—	4	1	9
Total reclassifications, net of income tax	$—	$4	$1	$9
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
Direct other revenues consisted primarily of 12b-1 fees of $4 million and $11 million for the three months and nine months ended September 30, 2021, respectively, and $3 million and $9 million for the three months and nine months ended September 30, 2020, respectively, of which all were reported in the Annuities segment.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$6	$5	$18	$15
Contracted services and other labor costs	4	3	11	11
Transition services agreements	2	2	5	4
Establishment costs	1	1	3	5
Premium and other taxes, licenses and fees	1	1	2	2
Volume related costs, excluding compensation, net of DAC capitalization	6	5	18	15
Other	(3)	—	—	5
Total other expenses	$17	$17	$57	$57
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $44 million and $7 million at September 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $15 million at both September 30, 2021 and December 31, 2020.
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
The Company did not have a liability for indemnities, guarantees and commitments at either September 30, 2021 or December 31, 2020.
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
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Premiums	$(11)	$(11)	$(34)	$(31)
Universal life and investment-type product policy fees	$(1)	$(1)	$(3)	$(3)
Other revenues	$(28)	$(25)	$(83)	$(71)
Policyholder benefits and claims	$(18)	$(53)	$(60)	$(111)
Other expenses	$(2)	$(2)	$(6)	$(5)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables	$682	$749
Liabilities
Other liabilities	$363	$362
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $387 million and $477 million at September 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were $10 million and ($92) million for the three months and nine months ended September 30, 2021, respectively, and $16 million and $217 million for the three months and nine months ended September 30, 2020, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $4 million and $10 million for the three months and nine months ended September 30, 2021, respectively, and $2 million and $8 million for the three months and nine months ended September 30, 2020, respectively. Costs incurred under these arrangements were $14 million and $39 million for the three months and nine months ended September 30, 2021, respectively, and $12 million and $38 million for the three months and nine months ended September 30, 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company did not incur any costs for the three months and nine months ended September 30, 2021 and incurred costs of $1 million and $3 million for the three months and nine months ended September 30, 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)
reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($19) million and ($6) million at September 30, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million and $10 million for the three months and nine months ended September 30, 2021, respectively, and $3 million and $9 million for the three months and nine months ended September 30, 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $23 million and $69 million for the three months and nine months ended September 30, 2021, respectively, and $15 million and $49 million for the three months and nine months ended September 30, 2020, respectively. The Company also had related party fee income receivables of $1 million at both September 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 12, 2021; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 10, 2021; and (v) our current reports on Form 8-K filed in 2021.
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
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services. We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by contract holders by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss).
Adjusted earnings, which may be positive or negative, focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
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
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from our effective tax rate.

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

Results of Operations
Results for the Nine Months Ended September 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Revenues
Premiums	$10	$16
Universal life and investment-type product policy fees	78	70
Net investment income	116	100
Other revenues	(72)	(62)
Net investment gains (losses)	—	13
Net derivative gains (losses)	(46)	178
Total revenues	86	315
Expenses
Policyholder benefits and claims	(8)	20
Interest credited to policyholder account balances	48	29
Capitalization of DAC	(44)	(29)
Amortization of DAC	6	58
Other expenses	101	86
Total expenses	103	164
Income (loss) before provision for income tax	(17)	151
Provision for income tax expense (benefit)	(5)	30
Net income (loss)	$(12)	$121
The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
GMLB Riders	$(6)	$107
Other derivative instruments	2	2
Net investment gains (losses)	—	13
Other adjustments	(2)	—
Pre-tax adjusted earnings	(11)	29
Income (loss) before provision for income tax	(17)	151
Provision for income tax expense (benefit)	(5)	30
Net income (loss)	$(12)	$121
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Loss before provision for income tax was $17 million ($12 million, net of income tax), a decrease of $168 million ($133 million, net of income tax) from income before provision for income tax of $151 million ($121 million, net of income tax) in the prior period.
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
◦a favorable change in GMLB DAC; and
◦favorable changes in DAC amortization and reserves recognized in the current period resulting from the annual actuarial review (“AAR”);
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•lower net investment gains reflecting lower net gains on sales of fixed maturity securities.
The provision for income tax resulted in an effective tax rate of 29% in the current period compared to 20% in the prior period. The increase in the effective tax rate is driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net income (loss)	$(12)	$121
Add: Provision for income tax expense (benefit)	(5)	30
Income (loss) before provision for income tax	(17)	151
Less: GMLB Riders	(6)	107
Less: Other derivative instruments	2	2
Less: Net investment gains (losses)	—	13
Less: Other adjustments	(2)	—
Pre-tax adjusted earnings	(11)	29
Less: Provision for income tax expense (benefit)	(3)	4
Adjusted earnings	$(8)	$25

Results for the Nine Months Ended September 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Fee income	$102	$95
Net investment spread	53	56
Insurance-related activities	(77)	(38)
Amortization of DAC	(32)	(27)
Other expenses, net of DAC capitalization	(57)	(57)
Pre-tax adjusted earnings	(11)	29
Provision for income tax expense (benefit)	(3)	4
Adjusted earnings	$(8)	$25
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were a loss of $8 million in the current period, a decrease of $33 million.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities driven by higher paid claims, net of reinsurance;
•higher amortization of DAC for Shield driven by an increase in equity market performance compared to the prior period; and
•lower net investment spread due to:
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes in our annuities business;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account.
The decrease in adjusted earnings was partially offset by higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
The provision for income tax resulted in an effective tax rate of 27% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
104*
The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:		/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 9, 2021