Form 10-K
period 2021-12-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2022-03-03
CIK 1167609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 3, 2022, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Throughout this Annual Report on Form 10-K, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). The term “Separation” refers to the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial, which was completed on August 4, 2017.
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
•the impact of the ongoing COVID-19 pandemic;
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
•the risks associated with climate change;
•the adverse impact on liabilities for policyholder claims as a result of extreme mortality events;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geo-political events, military actions or catastrophic events, on our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;

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

PART I
Item 1. Business

Our Company
BHNY is a New York stock life insurance company licensed to do business only in the state of New York. We market or administer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners.
Segments and Corporate & Other
We are organized into two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to Note 2 of the Notes to the Financial Statements for additional information regarding each of our segments and Corporate & Other.
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our flagship suite of Shield Level Annuities (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
Life
Our Life segment consists of insurance products and services, mainly term life insurance, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
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
Sales Distribution
We distribute our annuity and life insurance products in New York through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Our partners include broker-dealers, general agencies and other marketing organizations. We market Brighthouse Financial products to our distribution partners through our external wholesalers, who are registered with our affiliated broker-dealer for purposes of marketing our variable insurance products, for ultimate sale to retail customers of such distribution partners.

Regulation

Overview
We are domiciled in New York and regulated by the New York State Department of Financial Services (the “NYDFS”). We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY is subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. Accordingly, we have taken actions to provide relief to our life insurance policyholders, annuity contract holders and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. New York insurance laws provide the NYDFS the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with the NYDFS, our TAC was in excess of RBC levels required by regulators. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Financial Statements.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021. The modified bond factors resulted in a decrease in our RBC ratio while the real estate and longevity risk changes did not have a significant impact.
In December 2020, the NAIC adopted a group capital calculation tool that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation will be a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard, however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the U.S.
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. New York adopted a similar framework for variable annuity reserves (“NY VA Reform”), in addition to the NAIC changes to required capital. The changes were effective December 31, 2020 and replaced Actuarial Guideline 43 and the former Life Risk Based Capital C3 Phase II capital requirements.
The NYDFS issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. An SCL could require us, among other things, to use certain asset adequacy testing assumptions resulting in increases or releases of certain asset adequacy reserves for a particular year, which could have a material impact on our statutory capital and surplus. There was no impact to our statutory capital and surplus resulting from SCLs for the years ended December 31, 2021 and 2020.
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

Federal Initiatives
Although the insurance business in the U.S. is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
Insurance Regulatory Examinations and Other Activities
As part of its regulatory oversight process, the NYDFS conducts periodic detailed examinations of our books, records, accounts, and business practices, including periodic financial examinations and market conduct examinations. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by the NYDFS, although there can be no assurance that there will not be any material adverse findings in the future.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by us and our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of us and our affiliates by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, insurance companies’ claims payment, abandoned property and escheatment practices have received increased scrutiny from regulators.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by us with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification, which is required by the NYDFS, and we have provided such opinions without qualifications.
Regulation of Investments
New York insurance laws require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2021.

NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
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
For example, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020, granting California residents new privacy rights and requiring disclosures regarding personal information, among other privacy protective measures. The California Privacy Rights Act (the “CPRA”) ballot measure passed in the November 2020 election. The CPRA becomes fully operative January 1, 2023 and amends the CCPA, expanding consumer privacy rights and establishing a new privacy enforcement agency. Additional states are considering enacting, or have enacted, consumer information privacy laws.
In 2017, the NYDFS adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. In addition, in 2017 the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.
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
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets.” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is an insurance policy or contract that provides for benefits the amount of which is guaranteed by the insurer (a “guaranteed benefit policy”), in which case, the assets would not be considered “plan assets.” We have taken and continue to take steps designed to ensure that policies issued to ERISA Plans after 1998 qualify as guaranteed benefit policies.
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
Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.

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
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA Plan participants and to IRA owners, we believe that we will have limited exposure to the Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
In 2021, the DOL announced that it intends to make further changes to its fiduciary investment advice framework, which may include amending the regulations defining fiduciary investment advice and evaluating the current exemptions relied upon by financial institutions in providing services to ERISA Plans and IRAs or proposing new exemptions. We will continue to monitor developments regarding any proposed framework updates.
New York Regulation 187
In July 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a “best interest” standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned Regulation 187 for being unconstitutionally vague. The NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021, and the filing of the appeal automatically stayed the Appellate Division’s order, which leaves Regulation 187 in effect until the appeal is decided by New York’s highest court.
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest. Among other things, this regulatory package:
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
Transition from LIBOR
As a result of concerns about the accuracy of the calculation of the London Inter-Bank Offered Rate (“LIBOR”), actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR enacted changes to the manner in which LIBOR is determined. In July 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, which was expected to result in these widely used reference rates no longer being available. As a result, the Federal Reserve began publishing a secured overnight funding rate, which is intended to replace U.S. dollar (“USD”) LIBOR. Plans for alternative reference rates for other currencies were also announced. On November 30, 2020, the administrator of LIBOR announced that only the one week and the two-month USD LIBOR settings would cease publication on December 31, 2020, while the remaining tenors will continue to be published through June 30, 2023. Regulators in the U.S. and globally have continued to advocate for market participants to transition away from the use of LIBOR and have urged market participants to not enter into new contracts that reference USD LIBOR after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority, which supervises the ICE Benchmark Administration, announced that all LIBOR settings either will cease to be provided by any administrator or will no longer be representative (i) immediately after December 31, 2021, for all non-USD LIBOR settings and one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings (the “LIBOR Announcement”).
The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and the International Swaps and Derivatives Association (“ISDA”) have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the ISDA has amended and/or provided a means for amendment through protocol of its applicable standard documentation to implement fallbacks for certain key interbank offered rates (“IBOR”). The fallbacks apply if enumerated temporary, permanent and pre-cessation triggers relating to the relevant IBOR occur. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (i) the trading market for LIBOR-based securities, including those held in the Company’s investment portfolio, (ii) the market for derivative instruments, including those that the Company uses to achieve its hedging objectives and (iii) the Company’s ability to issue debt bearing a floating rate of interest, including floating rate funding agreements. We continue to prepare for and monitor developments regarding these changes in order to reduce potential disruptions. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR.”
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral derivatives transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2021), the U.S. life insurance industry is made up of 747 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
Principal competitive factors in the annuities business include product features, distribution channel relationships, ease of doing business, annual fees, investment performance, speed to market, brand recognition, technology and the financial strength ratings of the insurance company. In particular for the variable annuity business, our living benefit rider product features and the quality of our relationship management and wholesaling support are key drivers in our competitive position. In the fixed annuity business, the crediting rates and guaranteed payout product features are the primary competitive factors, while for index-linked annuities the competitiveness of the crediting methodology is the primary driver. For income annuities, the competitiveness of the lifetime income payment amount is generally the principal factor.
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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, including in connection with the implementation of our new actuarial platform, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement could also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
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
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our dividend capacity and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. Additionally, an acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our GAAP results.
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
In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and even if obtained, any such approvals may be subject to qualifications, limitations or conditions.
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
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability, and increase the costs of, the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer.
If our hedging strategy is ineffective for any of the above reasons, individually or in the aggregate, it could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our dividend capacity and our liquidity. These impacts could then, in turn, impact our RBC ratio and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. Additionally, to the extent policyholder persistency is different than we anticipate, it could have an impact on our liquidity.
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

The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.” At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “— Extreme mortality events may adversely impact liabilities for policyholder claims.”
A key part of our operating strategy is leveraging third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to force majeure or otherwise, it could have a material adverse effect on our business, financial condition or results of operations. See “— The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. A sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions may adversely affect, the values and cash flows of some of our investments. In addition, we have exposure to fixed maturity securities, mortgage loans and certain residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that may be impacted by the COVID-19 pandemic. See “— Investments-Related Risks — Defaults on our mortgage loans and volatility in performance may adversely affect our profitability” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.”
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
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers adversely affected by the COVID-19 pandemic, as further described in “Business — Regulation — Insurance Regulation.” Circumstances resulting from the COVID-19 pandemic have affected, and may continue to affect, the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. In response to the COVID-19 pandemic, we shifted all of our employees to a remote work environment, where they currently remain. Once our offices reopen, we plan to transition to a flexible, hybrid work model that allows our employees the option to work fully remote or occasionally in the office. Remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. The ASU will be effective as of January 1, 2023. The impact of the new guidance on our variable annuity guarantees is highly dependent on market conditions, especially interest rates, as our stockholder’s equity would decrease as interest rates decrease and increase as interest rates rise. We are, therefore, unable to estimate the ultimate impact of the ASU on our financial statements; however, at prevailing interest rate levels at the end of 2021, the ASU, upon adoption, would likely result in a material decrease in stockholder’s equity, which could have a material adverse effect on our rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness. In addition, the ASU will have a significant impact to the Company’s financial statements upon adoption and will also change the pattern of the Company’s earnings after the transition date, which may include an increase in the market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and Note 1 of the Notes to the Financial Statements.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
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
•subjecting us to potentially increased regulatory scrutiny;
•limiting our access to capital markets or other contingency funding sources; and
•potentially increasing our cost of capital, which could adversely affect our liquidity.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook of certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for certain affiliates from negative back to stable. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2021, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, broker-dealers and asset managers). In addition, certain of our distributors also currently manufacture their own competing products or may manufacture competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
In addition, due to the highly regulated nature of our business, legislative or other changes affecting the regulatory environment for our business may, over time, have the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently manufacture their own competing products or may manufacture competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. For example, we have certain arrangements with third-party service providers relating to the administration of both in-force policies and new life and annuities business, as well as engagements with a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, we continue to focus on further sourcing opportunities with third-party vendors; as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues may arise. For example, during the third quarter of 2020, we completed the conversion of a significant portion of the administration of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been resolved, there can be no assurance that in connection with this or future conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur any unanticipated expenses or experience other economic or reputational harm, experience service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial reporting.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements (e.g., compliance with applicable laws and regulations, suffers a cyberattack or other security breach, fails to provide material information on a timely basis) or fails to provide required services due to the loss of key personnel or otherwise, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the financial system. Climate change could increase the frequency and severity of weather related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change and regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. The above risks could adversely affect our business, financial condition and results of operations.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. A significant pandemic could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including disruptions to commerce, the health system, and the food supply and reduced economic activity. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted, see “— Investments-Related Risks — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.” The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, our results of operations and our ability to pay dividends or distributions to our parent company.

Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. We ceded all of the risks associated with these guarantees to Brighthouse Life Insurance Company. However, because the accounting for the ceded reinsurance is different from the accounting for the directly written guarantees, there can be a net impact to our financial statements even though all of the economic risks have been ceded. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results and negatively affect our statutory capital” and “— Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
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
In the event capital markets or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio in a timely manner and realizing full value given that not all assets are liquid,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital.”
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
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life, fixed and index-linked annuities, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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

Inflation risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability in the event that such additional costs cannot be passed through to policyholders. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
Changes to LIBOR
There is currently uncertainty regarding the impact of the discontinuation of LIBOR, as well as the development and adoption of alternative reference rates and fallbacks by the Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and ISDA. See “Business — Regulation — Transition from LIBOR” for a discussion of the discontinuation of LIBOR, as well as developments regarding the adoption of alternative reference rates and fallbacks.
At this time, it is not possible to predict the effect that the discontinuation of LIBOR or the establishment of alternative reference rates may have on our financial instruments or agreements currently using LIBOR as a benchmark interest rate. In addition, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to measure our risks, for financial reporting, or other purposes. Any such uncertainties may harm our reputation, business operations and financial condition, as well as our relationships with investors, distributors, or regulators. Market and client adoption of proposed alternative reference rates varies across products, services, and contracts, leading to market fragmentation, reduced liquidity in the market, and increased operational complexity. Alternative reference rates have different characteristics than LIBOR and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
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
If we need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize in normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital markets and economic conditions, liquidity broadly deteriorates, which could further restrict our ability to sell securities.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared and OTC-bilateral transactions may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which became applicable to us in

September 2021 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
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
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our financial condition or results of operations
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold could have a material adverse effect on our financial condition and results of operations.
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
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments and derivatives. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions, the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our annuity products business, including variable and registered fixed insurance products and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation, as well as further changes to the NY VA Reform framework, could result in a reduction in our RBC ratio below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital. See “— A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
We cannot predict the impact that “best interest” or fiduciary standards adopted or proposed by various regulators may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. For example, we cannot predict the impact of the DOL’s Fiduciary Advice Rule including the DOL’s guidance broadening the scope of what constitutes fiduciary “investment advice” under ERISA and the Tax Code until further guidance is provided. The DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
Changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business — Regulation.”
A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. We are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under New York insurance laws. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratio. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the NYDFS, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit our ability to pay dividends or distributions to our parent company, could result in a loss of customers or new business, or could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws could have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.
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
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation allocated responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 13 of the Notes to the Financial Statements.
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us, as well as any other disputes or other matters involving third parties, could have a material adverse effect on our business, financial condition and results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. Our remote work environment, introduced in response to the COVID-19 pandemic and where employees currently remain, could also introduce unforeseen operational exposures. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our models for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output that may adversely impact our results of operations. These models may not fully predict future exposures, which may be significantly greater than our historical measures indicate.
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations.
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, ransomware, computer virus, or other type of malware, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, our transition to our flexible, hybrid work model, which allows our employees the option to work fully remote, could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
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
Brighthouse Financial’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices.
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

Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and Brighthouse Financial could have an indemnification obligation to MetLife.
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders. Under the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify Brighthouse Financial against such taxes if the failure to qualify for tax-free treatment results from, among other things, any action or inaction that is within MetLife’s control. MetLife may dispute an indemnification obligation to Brighthouse Financial under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse Financial or that such indemnification will be sufficient for us in the event of nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse Financial could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse Financial responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse Financial could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, Brighthouse Financial could be required to pay material additional taxes or be obligated to indemnify MetLife, which could have a material adverse effect on our financial condition and results of operations.
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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse Financial’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse Financial entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a transition services agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us. Disagreements regarding the obligations of MetLife or Brighthouse Financial, including us, under these agreements could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse Financial, including us, in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not material.

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

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” and “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements included elsewhere herein.
Overview
We market or administer a range of annuity and life insurance products to individuals in New York and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, as discussed below. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including (i) the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 and (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or aspects of our business model. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
In response to the COVID-19 pandemic, management promptly implemented our business continuity plans, and we shifted all our employees to a remote work environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we continue to closely monitor all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time we continue to be unable to predict if the COVID-19 pandemic will have a material adverse impact on our business, financial condition or results of operations. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as disclosed in “Business — Regulation — Insurance Regulation.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it continues to not be possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidence of claims, the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of 2021. Additionally, while circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors or led to the identification of new loss contingencies or any increases in existing loss contingencies, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 6 of the Notes to the Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and “— Liquidity and Capital Resources — Rating Agencies.”
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

Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $20 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity contracts is in the 6.00-7.00% range.
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
Derivatives
We use freestanding derivative instruments to hedge various capital markets risks in our products, including: (i) crediting rates associated with index-linked annuities which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital markets scenarios using observable risk-free rates and implied equity volatilities.
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

Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value based model for embedded derivatives. See Note 1 of the Notes to the Financial Statements for additional information relating to the determination of the accounting model.
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
Embedded Derivatives in Index-Linked Annuities
The Company issues index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital markets and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.
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
Non-GAAP Financial Disclosures
Our definitions of non-GAAP financial measures may differ from those used by other companies.
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of our performance by contract holders by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss).
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets (“Market Value Adjustments”); and
•Amortization of DAC related to (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

(iv)	Amortization of DAC	(iv)	Amortization of DAC (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses) and (c) GMIB Fees and GMIB Costs).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
_______________
(1)Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Financial Statements.

Results of Operations
Results for the Years Ended December 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2021	2020
	(In millions)
Revenues
Premiums	$13	$22
Universal life and investment-type product policy fees	105	93
Net investment income	157	134
Other revenues	(96)	(83)
Net investment gains (losses)	(3)	13
Net derivative gains (losses)	(76)	129
Total revenues	100	308
Expenses
Policyholder benefits and claims	(11)	23
Interest credited to policyholder account balances	60	38
Capitalization of DAC	(58)	(42)
Amortization of DAC	(2)	38
Other expenses	135	119
Total expenses	124	176
Income (loss) before provision for income tax	(24)	132
Provision for income tax expense (benefit)	(6)	25
Net income (loss)	$(18)	$107
The components of net income (loss) were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
GMLB Riders	$(17)	$102
Other derivative instruments	1	1
Net investment gains (losses)	(3)	13
Other adjustments	(3)	—
Pre-tax adjusted earnings	(2)	16
Income (loss) before provision for income tax	(24)	132
Provision for income tax expense (benefit)	(6)	25
Net income (loss)	$(18)	$107
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
Shield Annuities, also included in GMLB Riders, provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We use derivative instruments, primarily equity options, to hedge against our exposure to changes in the fair value of Shield Annuities.
Other Derivative Instruments. In addition to derivatives included in GMLB Riders, we enter into other freestanding derivative instruments primarily to hedge foreign currency risks when we have fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars. The market impacts on the hedges are accounted for in net income (loss) through net derivative gains (losses), while the offsetting economic impact on the items they are hedging are either not recognized or recognized through other comprehensive income in equity.
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Loss before provision for income tax was $24 million ($18 million, net of income tax), a decrease of $156 million ($125 million, net of income tax) from income before provision for income tax of $132 million ($107 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following net unfavorable items:
•a net unfavorable change in GMLB Riders from higher interest rates and equity markets resulting in:
◦an unfavorable change in ceded reinsurance; and
◦unfavorable changes to the estimated fair value of the embedded derivative liabilities associated with Shield;
partially offset by
◦favorable changes in our GMLB hedges;
◦a favorable change to the estimated fair value of variable annuity liability reserves;
◦a favorable change in GMLB DAC; and
◦favorable changes in DAC amortization and reserves recognized in the current period resulting from the AAR;
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains.
The provision for income tax resulted in an effective tax rate of 25% in the current period compared to 19% in the prior period. The increase in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and a change in valuation allowance in the current period.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Net income (loss)	$(18)	$107
Add: Provision for income tax expense (benefit)	(6)	25
Income (loss) before provision for income tax	(24)	132
Less: GMLB Riders	(17)	102
Less: Other derivative instruments	1	1
Less: Net investment gains (losses)	(3)	13
Less: Other adjustments	(3)	—
Pre-tax adjusted earnings	(2)	16
Less: Provision for income tax expense (benefit)	(1)	1
Adjusted earnings	$(1)	$15

Results for the Years Ended December 31, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$137	$127
Net investment spread	78	77
Insurance-related activities	(103)	(72)
Amortization of DAC	(37)	(39)
Other expenses, net of DAC capitalization	(77)	(77)
Pre-tax adjusted earnings	(2)	16
Provision for income tax expense (benefit)	(1)	1
Adjusted earnings	$(1)	$15
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were a loss of $1 million in the current period, a decrease of $16 million.
The decrease in adjusted earnings was driven by higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance, partially offset by higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
The provision for income tax resulted in an effective tax rate of 50% in the current period compared to 6% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” for more details on policyholder liabilities.
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
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, financial condition and results of operations. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes, acts of terrorism or climate change, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

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
We maintain a substantial short-term liquidity position, which was $216 million and $203 million at December 31, 2021 and 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $4.0 billion and $3.3 billion at December 31, 2021 and 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and assets held on deposit or in trust.
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
Our financial strength ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch	Moody’s	S&P (2)
Current outlook	Stable	NR	NR	Stable
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
_______________
(1)A.M. Best’s financial strength ratings for insurance companies range from “A++ (Superior)” to “S (Suspended).”
(2)S&P’s financial strength ratings for insurance companies range from “AAA (extremely strong)” to “SD (selective default)” or “D (default).”
NR = Not rated
Rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for certain affiliates from negative back to stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the impact of a potential ratings downgrade.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders and withdrawals. During the years ended December 31, 2021, 2020 and 2019, general account surrenders and withdrawals totaled $101 million, $48 million and $92 million, respectively.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2021 and 2020, we did not pledge any cash collateral to counterparties. At December 31, 2021 and 2020, we were obligated to return cash collateral pledged to us by counterparties of $331 million and $137 million, respectively.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our balance sheets. The amount of this non-cash collateral at estimated fair value was $50 million and $35 million at December 31, 2021 and 2020, respectively.
See Note 7 of the Notes to the Financial Statements for additional information regarding pledged collateral.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See “Contingencies” in Note 13 of the Notes to the Financial Statements
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to lend funds under mortgage loan commitments. See Note 6 of the Notes to the Financial Statements. See “Commitments” in Note 13 of the Notes to the Financial Statements.

In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See “Guarantees” in Note 13 of the Notes to the Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial, Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse Financial’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
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
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include policyholder account balances related to certain investment-type contracts and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that allow the policyholder to participate in returns from equity indices and have a specified level of market downside protection, and other liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2021. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $858 million of insurance contracts at December 31, 2021, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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
The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$4,697	$(353)
Mortgage loans		$839	(47)
Premiums, reinsurance and other receivables		$448	(5)
Embedded derivatives within asset host contracts (2)		$351	(117)
Increase (decrease) in estimated fair value of assets			(522)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$845	—
Other liabilities		$438	(4)
Embedded derivatives within liability host contracts (2)		$762	25
(Increase) decrease in estimated fair value of liabilities			21

Derivative instruments with interest rate risk
Interest rate contracts	$800	$2	4
Equity contracts	$4,665	$189	3
Foreign currency contracts	$141	$10	(1)
Increase (decrease) in estimated fair value of derivative instruments			6
Net change			$(495)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the balance sheet in the same caption as the host contract.
(3)Excludes $858 million of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the balance sheet at December 31, 2021. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.

Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates increased by $127 million, or 35%, to $495 million at December 31, 2021 from $368 million at December 31, 2020.
Sensitivity to a 10% decrease in equity prices was $4 million at December 31, 2021, and sensitivity to a 10% increase in equity prices was $25 million at December 31, 2020, a decrease of $21 million or 84%.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company of NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brighthouse Life Insurance Company of NY (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the liability for future policy benefits totaled $846 million, and included benefits related to variable annuity contracts with guaranteed benefit riders. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.

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
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the future policy benefit liability for a sample of policies, and compared our estimates to management’s estimates.
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

Deferred Acquisition Cost (DAC) – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $224 million as of December 31, 2021, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For deferred annuity contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.

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

Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the financial statements.

Critical Audit Matter Description

The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2021, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $762 million. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.

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
March 3, 2022

We have served as the Company’s auditor since 2000.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,464 and $3,460, respectively; allowance for credit losses of $0 and $0, respectively)	$4,697	$3,843
Equity securities, at estimated fair value	3	—
Mortgage loans (net of allowance for credit losses of $2 and $2, respectively)	811	643
Short-term investments, principally at estimated fair value	13	71
Other invested assets, principally at estimated fair value	342	266
Total investments	5,866	4,823
Cash and cash equivalents	535	275
Accrued investment income	56	29
Premiums, reinsurance and other receivables	1,122	1,223
Deferred policy acquisition costs	224	160
Other assets	26	27
Separate account assets	5,149	4,965
Total assets	$12,978	$11,502
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$846	$825
Policyholder account balances	4,360	3,151
Other policy-related balances	12	12
Payables for collateral under derivative transactions	331	137
Current income tax payable	35	2
Deferred income tax liability	107	178
Other liabilities	987	940
Separate account liabilities	5,149	4,965
Total liabilities	11,827	10,210
Contingencies, Commitments and Guarantees (Note 13)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	523	541
Accumulated other comprehensive income (loss)	135	258
Total stockholder’s equity	1,151	1,292
Total liabilities and stockholder’s equity	$12,978	$11,502
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Revenues
Premiums	$13	$22	$23
Universal life and investment-type product policy fees	105	93	97
Net investment income	157	134	122
Other revenues	(96)	(83)	(85)
Net investment gains (losses)	(3)	13	4
Net derivative gains (losses)	(76)	129	42
Total revenues	100	308	203
Expenses
Policyholder benefits and claims	(11)	23	33
Interest credited to policyholder account balances	60	38	36
Amortization of deferred policy acquisition costs	(2)	38	22
Other expenses	77	77	81
Total expenses	124	176	172
Income (loss) before provision for income tax	(24)	132	31
Provision for income tax expense (benefit)	(6)	25	3
Net income (loss)	$(18)	$107	$28
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net income (loss)	$(18)	$107	$28
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(161)	177	173
Unrealized gains (losses) on derivatives	6	(5)	—
Other comprehensive income (loss), before income tax	(155)	172	173
Income tax (expense) benefit related to items of other comprehensive income (loss)	32	(36)	(36)
Other comprehensive income (loss), net of income tax	(123)	136	137
Comprehensive income (loss)	$(141)	$243	$165
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Stockholder’s Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2018	$2	$416	$434	$(15)	$837
Capital contribution		75			75
Dividends paid to Brighthouse Life Insurance Company			(28)		(28)
Net income (loss)			28		28
Other comprehensive income (loss), net of income tax				137	137
Balance at December 31, 2019	2	491	434	122	1,049
Net income (loss)			107		107
Other comprehensive income (loss), net of income tax				136	136
Balance at December 31, 2020	2	491	541	258	1,292
Net income (loss)			(18)		(18)
Other comprehensive income (loss), net of income tax				(123)	(123)
Balance at December 31, 2021	$2	$491	$523	$135	$1,151
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(18)	$107	$28
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(2)	1	3
(Gains) losses on investments, net	3	(13)	(4)
(Gains) losses on derivatives, net	37	(124)	(27)
Interest credited to policyholder account balances	60	38	36
Universal life and investment-type product policy fees	(105)	(93)	(97)
Change in accrued investment income	(27)	(3)	(4)
Change in premiums, reinsurance and other receivables	(23)	(35)	—
Change in deferred policy acquisition costs	(60)	(4)	(17)
Change in income tax	(5)	—	(2)
Change in other assets	98	90	92
Change in future policy benefits and other policy-related balances	6	68	21
Change in other liabilities	7	(37)	(11)
Net cash provided by (used in) operating activities	(29)	(5)	18
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	490	480	626
Mortgage loans	77	60	97
Purchases of:
Fixed maturity securities	(1,499)	(1,023)	(1,067)
Equity securities	(3)	—	—
Mortgage loans	(249)	(80)	(275)
Cash received in connection with freestanding derivatives	466	313	107
Cash paid in connection with freestanding derivatives	(119)	(231)	(41)
Net change in short-term investments	58	(20)	(52)
Net change in other invested assets	—	1	6
Net cash provided by (used in) investing activities	(779)	(500)	(599)
Cash flows from financing activities
Policyholder account balances:
Deposits	980	672	645
Withdrawals	(106)	(100)	(144)
Net change in payables for collateral under derivative transactions	194	52	61
Short-term debt issued	—	100	—
Short-term debt repaid	—	(100)	—
Dividends paid	—	—	(28)
Capital contribution	—	—	75
Financing element on certain derivative instruments and other derivative related transactions, net	—	8	—
Net cash provided by (used in) financing activities	1,068	632	609
Change in cash, cash equivalents and restricted cash	260	127	28
Cash, cash equivalents and restricted cash, beginning of year	275	148	120
Cash, cash equivalents and restricted cash, end of year	$535	$275	$148
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$—	$1	$—
Income tax	$(5)	$25	$5
See accompanying notes to the financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BHNY” and the “Company” refer to Brighthouse Life Insurance Company of NY, a New York domiciled life insurance company. Brighthouse Life Insurance Company of NY is a wholly-owned subsidiary of Brighthouse Life Insurance Company, which is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). The Company is licensed to transact business in the state of New York.
The Company markets or administers a range of annuity and life insurance products to individuals. The Company is organized into two segments: Annuities and Life. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business, into a separate, publicly-traded company, Brighthouse Financial (the “Separation”), which was completed on August 4, 2017.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDB”), the portion of guaranteed minimum income benefits (“GMIB”) that require annuitization, and the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”).
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
The Company receives asset-based distribution and service fees from mutual funds available to the annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues on the statements of operations.
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Separation have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted as of December 31, 2021.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the statements of operations, except for instrument-specific credit risk changes, which will be recognized in OCI.
(2) Cash flow assumptions used to measure the liability for future policy benefits on traditional long-duration contracts (including term life insurance and immediate annuities) will be updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss will be reported separately on the statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
(3) The discount rate assumption used to measure the liability for traditional long-duration contracts will be based on an upper-medium grade fixed income yield, updated quarterly, with changes recognized in OCI.
(4) DAC for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
(5) There will be a significant increase in required disclosures, including disaggregated rollforwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
The amendments to Topic 944 will be applied to the earliest period presented in the financial statements, making the transition date January 1, 2021. The MRB guidance is required to be applied on a retrospective basis, while the guidance for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The new guidance will have a significant impact to the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees are considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity.
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
Life
The Life segment consists of insurance products and services, mainly term life insurance, designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and expenses associated with certain legal proceedings and income tax audit issues.
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by contract holders by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets; and
•Amortization of DAC related to: (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(22)	$16	$4	$(2)
Provision for income tax expense (benefit)	(6)	4	1	(1)
Adjusted earnings	$(16)	$12	$3	(1)
Adjustments for:
Net investment gains (losses)				(3)
Net derivative gains (losses)				(76)
Other adjustments to net income (loss)				57
Provision for income tax (expense) benefit				5
Net income (loss)				$(18)

Interest revenue	$121	$35	$1

	Year Ended December 31, 2020
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(11)	$33	$(6)	$16
Provision for income tax expense (benefit)	(4)	7	(2)	1
Adjusted earnings	$(7)	$26	$(4)	15
Adjustments for:
Net investment gains (losses)				13
Net derivative gains (losses)				129
Other adjustments to net income (loss)				(26)
Provision for income tax (expense) benefit				(24)
Net income (loss)				$107

Interest revenue	$97	$36	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2019
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(32)	$(10)	$—	$(42)
Provision for income tax expense (benefit)	(8)	(2)	(2)	(12)
Adjusted earnings	$(24)	$(8)	$2	(30)
Adjustments for:
Net investment gains (losses)				4
Net derivative gains (losses)				42
Other adjustments to net income (loss)				27
Provision for income tax (expense) benefit				(15)
Net income (loss)				$28

Interest revenue	$83	$37	$2
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuities	$125	$104	$90
Life	39	48	51
Corporate & Other	2	2	3
Adjustments	(66)	154	59
Total	$100	$308	$203
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2021	2020
	(In millions)
Annuities	$10,745	$9,467
Life	1,863	1,859
Corporate & Other	370	176
Total	$12,978	$11,502
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuity products	$16	$20	$19
Life insurance products	6	12	16
Total	$22	$32	$35
All of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021, 2020 and 2019.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances included on the balance sheets.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts was as follows:

	Variable Annuity Contracts
	GMDBs	GMIBs	Total
	(In millions)
Direct
Balance at January 1, 2019	$13	$198	$211
Incurred guaranteed benefits	1	4	5
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	14	202	216
Incurred guaranteed benefits	(1)	64	63
Paid guaranteed benefits	(1)	—	(1)
Balance at December 31, 2020	12	266	278
Incurred guaranteed benefits	6	(8)	(2)
Paid guaranteed benefits	—	—	—
Balance at December 31, 2021	$18	$258	$276
Ceded
Balance at January 1, 2019	$12	$72	$84
Incurred guaranteed benefits	—	2	2
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	12	74	86
Incurred guaranteed benefits	—	34	34
Paid guaranteed benefits	(1)	—	(1)
Balance at December 31, 2020	11	108	119
Incurred guaranteed benefits	5	(2)	3
Paid guaranteed benefits	—	—	—
Balance at December 31, 2021	$16	$106	$122
Net
Balance at January 1, 2019	$1	$126	$127
Incurred guaranteed benefits	1	2	3
Paid guaranteed benefits	—	—	—
Balance at December 31, 2019	2	128	130
Incurred guaranteed benefits	(1)	30	29
Paid guaranteed benefits	—	—	—
Balance at December 31, 2020	1	158	159
Incurred guaranteed benefits	1	(6)	(5)
Paid guaranteed benefits	—	—	—
Balance at December 31, 2021	$2	$152	$154

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2021				2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$5,154		$3,799		$4,971		$3,816
Separate account value	$5,146		$3,796		$4,962		$3,816
Net amount at risk	$4	(4)	$319	(5)	$3	(4)	$429	(5)
Average attained age of contract holders	70 years		69 years		69 years		69 years
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
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2021	2020
	(In millions)
Fund Groupings:
Balanced	$3,095	$3,069
Equity	1,471	1,350
Bond	583	546
Total	$5,149	$4,965

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
4. Deferred Policy Acquisition Costs and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DAC:
Balance at January 1,	$160	$175	$186
Capitalizations	58	42	39
Amortization related to net investment gains (losses) and net derivative gains (losses)	34	18	17
All other amortization	(32)	(56)	(39)
Total amortization	2	(38)	(22)
Unrealized investment gains (losses)	4	(19)	(28)
Balance at December 31,	$224	$160	$175
Information regarding DSI was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DSI:
Balance at January 1,	$18	$25	$29
Amortization	—	(7)	(2)
Unrealized investment gains (losses)	—	—	(2)
Balance at December 31,	$18	$18	$25
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of primarily highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers and monitors ratings and the financial strength of its reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process.
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2021 and 2020, were not significant. The Company had $19 million and $20 million of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had $454 million of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $451 million, or 99%, were with the Company’s five largest ceded reinsurers, including $16 million of net ceded reinsurance recoverables which were unsecured. At December 31, 2020, the Company had $443 million of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $439 million, or 99%, were with the Company’s five largest ceded reinsurers, including $17 million of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Direct premiums	$75	$82	$86
Reinsurance ceded	(62)	(60)	(63)
Net premiums	$13	$22	$23
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$109	$97	$101
Reinsurance ceded	(4)	(4)	(4)
Net universal life and investment-type product policy fees	$105	$93	$97
Other revenues
Direct other revenues	$16	$13	$13
Reinsurance ceded	(112)	(96)	(98)
Net other revenues	$(96)	$(83)	$(85)
Policyholder benefits and claims
Direct policyholder benefits and claims	$71	$149	$92
Reinsurance ceded	(82)	(126)	(59)
Net policyholder benefits and claims	$(11)	$23	$33
Other expenses
Direct other expenses	$80	$80	$87
Reinsurance ceded	(3)	(3)	(6)
Net other expenses	$77	$77	$81
The amounts on the balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2021			2020
	Direct	Ceded	Total Balance Sheet	Direct	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$22	$1,100	$1,122	$24	$1,199	$1,223
Liabilities
Other liabilities	$197	$790	$987	$148	$792	$940
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $445 million and $435 million at December 31, 2021 and 2020, respectively. There were no deposit liabilities on reinsurance at both December 31, 2021 and 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
5. Reinsurance (continued)

Related Party Reinsurance Transactions
Information regarding the significant effects of ceded related party reinsurance included on the statements of operations was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums	$(45)	$(43)	$(45)
Universal life and investment-type product policy fees	$(3)	$(4)	$(3)
Reinsurance ceded	$(112)	$(96)	$(98)
Policyholder benefits and claims	$(76)	$(120)	$(51)
Other expenses	$(8)	$(7)	$(7)
Information regarding the significant effects of ceded related party reinsurance included on the balance sheets was as follows at:

	December 31,
	2021	2020
	(In millions)
Assets
Premiums, reinsurance and other receivables	$637	$749
Liabilities
Other liabilities	$347	$362
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $351 million and $477 million at December 31, 2021 and 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($128) million,$138 million and $38 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts. The Company had no unsecured related party reinsurance recoverable balances at both December 31, 2021 and 2020.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $3 million and $5 million at December 31, 2021 and 2020, respectively. There were no deposit liabilities on related party reinsurance at both December 31, 2021 and 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses, effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$2,315	$—	$143	$15	$2,443	$1,697	$—	$201	$1	$1,897
Foreign corporate	669	—	31	7	693	503	—	58	2	559
CMBS	333	—	18	2	349	299	—	31	1	329
ABS	312	—	1	—	313	350	—	6	1	355
State and political subdivision	290	—	15	2	303	122	—	15	—	137
U.S. government and agency	252	—	40	—	292	254	—	58	—	312
RMBS	270	—	11	2	279	219	—	17	—	236
Foreign government	23	—	2	—	25	16	—	2	—	18
Total fixed maturity securities	$4,464	$—	$261	$28	$4,697	$3,460	$—	$388	$5	$3,843
The Company did not hold any non-income producing fixed maturity securities at December 31, 2021. The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million at December 31, 2020.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$61	$658	$1,535	$1,295	$915	$4,464
Estimated fair value	$62	$686	$1,579	$1,429	$941	$4,697

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

	December 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$583	$13	$21	$2	$54	$1	$2	$—
Foreign corporate	193	5	11	2	4	—	10	2
CMBS	72	2	10	—	19	1	—	—
ABS	138	—	2	—	98	1	17	—
State and political subdivision	107	2	—	—	9	—	—	—
RMBS	114	2	—	—	4	—	—	—
Foreign government	6	—	2	—	2	—	—	—
Total fixed maturity securities	$1,213	$24	$46	$4	$190	$3	$29	$2
Total number of securities in an unrealized loss position	602		20		82		15
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $30 million and $24 million at December 31, 2021 and 2020, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of less than $1 million on one fixed maturity security at December 31, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$593	73.1%	$458	71.2%
Agricultural	220	27.1	187	29.1
Total mortgage loans	813	100.2	645	100.3
Allowance for credit losses	(2)	(0.2)	(2)	(0.3)
Total mortgage loans, net	$811	100.0%	$643	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. The Company did not have COVID-19 pandemic impacted loans as of December 31, 2021. Accrued interest on COVID-19 pandemic impacted loans was not significant at December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at both December 31, 2021 and 2020.

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

	Commercial	Agricultural	Total
	(In millions)
Balance at December 31, 2019	$2	$1	$3
Cumulative effect of change in accounting principle	(1)	—	(1)
Balance at January 1, 2020	1	1	2
Current period provision	—	—	—
Balance at December 31, 2020	1	1	2
Current period provision	—	—	—
Balance at December 31, 2021	$1	$1	$2
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
December 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$121	$31	$100	$16	$13	$158	$439
65% to 75%	50	—	52	13	7	16	138
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	5	—	10	15
Total commercial mortgage loans	171	31	152	34	20	185	593
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	42	45	33	17	6	35	178
65% to 75%	34	—	7	1	—	—	42
Total agricultural mortgage loans	76	45	40	18	6	35	220
Total	$247	$76	$192	$52	$26	$220	$813

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2021		2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt service coverage ratios:
Greater than 1.20x	$510	86.0%	$450	98.3%
1.00x - 1.20x	46	7.8	8	1.7
Less than 1.00x	37	6.2	—	—
Total	$593	100.0%	$458	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both December 31, 2021 and 2020 . Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At both December 31, 2021 and 2020 the Company did not have any COVID-19 pandemic modified loans in delinquent status.
At both December 31, 2021 and 2020 the Company did not have any mortgage loans past due.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At both December 31, 2021 and 2020, the Company did not have any COVID-19 pandemic modified loans in nonaccrual status.
The Company did not have any mortgage loans in a nonaccrual status at either December 31, 2021 or 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a TDR during both the years ended December 31, 2021 and 2020.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$233	$383	$170
Derivatives	7	1	6
Subtotal	240	384	176
Amounts allocated from:
Future policy benefits	(35)	(20)	(3)
DAC and DSI	(34)	(38)	(19)
Subtotal	(69)	(58)	(22)
Deferred income tax benefit (expense)	(36)	(68)	(32)
Net unrealized investment gains (losses)	$135	$258	$122

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
6. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$258	$122	$(15)
Unrealized investment gains (losses) during the year	(144)	208	206
Unrealized investment gains (losses) relating to:
Future policy benefits	(15)	(17)	(3)
DAC and DSI	4	(19)	(30)
Deferred income tax benefit (expense)	32	(36)	(36)
Balance at December 31,	$135	$258	$122
Change in net unrealized investment gains (losses)	$(123)	$136	$137
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2021 and 2020.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2021	2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	161	5
Total invested assets on deposit and pledged as collateral (2)	$163	$7
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 7).
(2)The Company did not hold any restricted cash and cash equivalents at either December 31, 2021 or 2020.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2021 or 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2021		2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$326	$308	$301	$274

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
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$135	$112	$101
Mortgage loans	26	26	21
Cash, cash equivalents and short-term investments	—	1	3
Other	2	1	1
Total investment income	163	140	126
Less: Investment expenses	6	6	4
Net investment income	$157	$134	$122
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$(2)	$13	$5
Mortgage loans	—	—	(1)
Other	(1)	—	—
Total net investment gains (losses)	$(3)	$13	$4

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

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Proceeds	$153	$321	$460
Gross investment gains	$1	$14	$8
Gross investment losses	(3)	(1)	(3)
Net investment gains (losses)	$(2)	$13	$5
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
Equity Market Derivatives
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

	Primary Underlying Risk Exposure	December 31,
		2021			2020
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$125	$7	$1	$115	$4	$3
Total qualifying hedges		125	7	1	115	4	3
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	2	—	800	1	—
Foreign currency swaps	Foreign currency exchange rate	16	4	—	16	4	—
Equity index options	Equity market	2,576	268	137	5,908	250	94
Equity total return swaps	Equity market	2,089	61	3	249	7	—
Total non-designated or non-qualifying derivatives		5,481	335	140	6,973	262	94
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	351	—	N/A	477	—
Direct guaranteed minimum benefits	Other	N/A	—	(30)	N/A	—	14
Direct index-linked annuities	Other	N/A	—	792	N/A	—	393
Total embedded derivatives	Other	N/A	351	762	N/A	477	407
Total		$5,606	$693	$903	$7,088	$743	$504
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$6
Total cash flow hedges	—	—	1	6
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1	—	—	—
Equity market derivatives	368	—	—	—
Embedded derivatives	(445)	—	—	—
Total non-qualifying hedges	(76)	—	—	—
Total	$(76)	$—	$1	$6

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$(5)
Total cash flow hedges	—	—	1	(5)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1)	—		—
Foreign currency exchange rate derivatives	1	—	—	—
Equity market derivatives	195	—	—	—
Embedded derivatives	(66)	—	—	—
Total non-qualifying hedges	129	—	—	—
Total	$129	$—	$1	$(5)

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate derivatives	$—	$—	$1	$—
Total cash flow hedges	—	—	1	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(8)	—	—	—
Foreign currency exchange rate derivatives	1	—	—	—
Equity market derivatives	113	—	—	—
Embedded derivatives	(64)	—	—	—
Total non-qualifying hedges	42	—	—	—
Total	$42	$—	$1	$—
At December 31, 2021 and 2020, the balance in AOCI associated with cash flow hedges was $7 million and $1 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
7. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2021
Derivative assets	$342	$(33)	$(305)	$4	$(3)	$1
Derivative liabilities	$141	$(33)	$—	$108	$(108)	$—
December 31, 2020
Derivative assets	$266	$(91)	$(136)	$39	$(34)	$5
Derivative liabilities	$97	$(91)	$—	$6	$(6)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2021	2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$108	$6
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$162	$6
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value
When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$2,422	$21	$2,443
Foreign corporate	—	679	14	693
CMBS	—	349	—	349
ABS	—	303	10	313
State and political subdivision	—	303	—	303
U.S. government and agency	148	144	—	292
RMBS	—	279	—	279
Foreign government	—	23	2	25
Total fixed maturity securities	148	4,502	47	4,697
Equity securities	—	—	3	3
Short-term investments	13	—	—	13
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	11	—	11
Equity market	—	329	—	329
Total derivative assets	—	342	—	342
Embedded derivatives within asset host contracts (2)	—	—	351	351
Separate account assets	—	5,149	—	5,149
Total assets	$161	$9,993	$401	$10,555
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1	$—	$1
Equity market	—	140	—	140
Total derivative liabilities	—	141	—	141
Embedded derivatives within liability host contracts (2)	—	—	762	762
Total liabilities	$—	$141	$762	$903

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,873	$24	$1,897
Foreign corporate	—	557	2	559
CMBS	—	329	—	329
ABS	—	349	6	355
State and political subdivision	—	137	—	137
U.S. government and agency	158	154	—	312
RMBS	—	236	—	236
Foreign government	—	18	—	18
Total fixed maturity securities	158	3,653	32	3,843
Short-term investments	63	8	—	71
Derivative assets: (1)
Interest rate	—	1	—	1
Foreign currency exchange rate	—	8	—	8
Equity market	—	257	—	257
Total derivative assets	—	266	—	266
Embedded derivatives within asset host contracts (2)	—	—	477	477
Separate account assets	—	4,965	—	4,965
Total assets	$221	$8,892	$509	$9,622
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$3	$—	$3
Equity market	—	94	—	94
Total derivative liabilities	—	97	—	97
Embedded derivatives within liability host contracts (2)	—	—	407	407
Total liabilities	$—	$97	$407	$504
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2021.
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
Equity Securities and Short-term Investments
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.

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
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the balance sheets, with changes in estimated fair value reported in net derivative gains (losses).
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

					December 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.38)%	-	1.49%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities				Net Embedded Derivatives (2)
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities
	(In millions)
Balance, January 1, 2020	$35	$9	$—	$—	$186
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	(66)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (5)	16	6	—	—	—
Sales (5)	(6)	—	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(50)
Transfers into Level 3 (6)	3	—	—	—	—
Transfers out of Level 3 (6)	(22)	(9)	—	—	—
Balance, December 31, 2020	26	6	—	—	70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	(445)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (5)	19	10	2	3	—
Sales (5)	—	(3)	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(36)
Transfers into Level 3 (6)	6	—	—	—	—
Transfers out of Level 3 (6)	(16)	(3)	—	—	—
Balance, December 31, 2021	$35	$10	$2	$3	$(411)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (7)	$—	$—	$—	$—	$(122)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (7)	$—	$—	$—	$—	$(111)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (7)	$—	$—	$—	$—	$(475)
Changes in unrealized gains (losses) included in OCI for the instruments still held at December 31, 2020 (7)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at December 31, 2021 (7)	$—	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2019:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$—	$—	$—	$—	$(64)
Total realized/unrealized gains (losses) included in AOCI	$1	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$811	$—	$—	$839	$839
Premiums, reinsurance and other receivables	$448	$—	$3	$445	$448
Liabilities
Policyholder account balances	$853	$—	$—	$845	$845
Other liabilities	$438	$—	$2	$436	$438

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
10. Equity
Capital Contributions
During the years ended December 31, 2021, 2020 and 2019, the Company received cash capital contributions of $0, $0 and $75 million, respectively, from Brighthouse Life Insurance Company.
Statutory Financial Information
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting of reinsurance agreements and valuing investments and deferred tax assets on a different basis.
The Company prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the New York State Department of Financial Services (“NYDFS”). The National Association of Insurance Commissioners (“NAIC”) has adopted standardized accounting guidance (“NAIC SAP”), which in most cases has been adopted by the NYDFS. However, statutory accounting principles continue to be established or modified by New York state laws and regulations.
New York has adopted certain prescribed accounting practices that differ from NAIC SAP. These prescribed accounting practices primarily consist of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, NYDFS Circular Letter No 11, which impacts deferred premiums, and NYDFS Seventh Amendment to Regulation 172, which impacts admitted unearned reinsurance premiums. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of the Company for the years ended December 31, 2021 and 2020 by an amount of $143 million and $33 million, respectively, relative to statutory surplus determined under NAIC SAP.
The state of New York imposes RBC requirements that were developed by the NAIC. The requirements are used by regulators to assess the minimum amount of statutory capital needed for an insurance company to support its operations, based on its size and risk profile. RBC is based on the statutory financial statements and is calculated in a manner prescribed by the NAIC, with the RBC ratio equal to the Company’s Total Adjusted Capital (“TAC”) divided by the Company Action Level. TAC is derived from statutory capital and surplus that includes the effect of the New York prescribed accounting practices described above. Companies below specific trigger levels or RBC ratios are subject to specified corrective action. The minimum level of TAC before corrective action commences is the Company Action Level RBC. The RBC ratio for the Company was in excess of 400% for all periods presented.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Equity (continued)
The tables below present amounts from the Company, which are derived from the statutory-basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2021	2020	2019
		(In millions)
Brighthouse Life Insurance Company of NY	New York	$(52)	$(390)	$(139)
Statutory capital and surplus was as follows at:

	December 31,
Company	2021	2020
	(In millions)
Brighthouse Life Insurance Company of NY	$357	$373
Dividend Restrictions
The Company is not permitted to pay dividends in 2022 to its parent without insurance regulatory approval from the NYDFS. During the years ended December 31, 2021, 2020 and 2019, the Company paid dividends of $0, $0 and $28 million, respectively.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2018	$(21)	$6	$(15)
OCI before reclassifications	178	—	178
Deferred income tax benefit (expense) (2)	(37)	—	(37)
AOCI before reclassifications, net of income tax	120	6	126
Amounts reclassified from AOCI	(5)	—	(5)
Deferred income tax benefit (expense) (2)	1	—	1
Amounts reclassified from AOCI, net of income tax	(4)	—	(4)
Balance at December 31, 2019	116	6	122
OCI before reclassifications	190	(5)	185
Deferred income tax benefit (expense) (2)	(40)	1	(39)
AOCI before reclassifications, net of income tax	266	2	268
Amounts reclassified from AOCI	(13)	—	(13)
Deferred income tax benefit (expense) (2)	3	—	3
Amounts reclassified from AOCI, net of income tax	(10)	—	(10)
Balance at December 31, 2020	256	2	258
OCI before reclassifications	(163)	6	(157)
Deferred income tax benefit (expense) (2)	33	(1)	32
AOCI before reclassifications, net of income tax	126	7	133
Amounts reclassified from AOCI	2	—	2
Amounts reclassified from AOCI, net of income tax	2	—	2
Balance at December 31, 2021	$128	$7	$135
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC and DSI.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statements of Operations Locations
	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2)	$13	$5	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	(2)	13	5
Income tax (expense) benefit	—	(3)	(1)
Net unrealized investment gains (losses), net of income tax	(2)	10	4
Total reclassifications, net of income tax	$(2)	$10	$4

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
Direct other revenues consisted primarily of 12b-1 fees of $14 million, $13 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Compensation	$24	$20	$20
Contracted services and other labor costs	16	16	15
Transition services agreements	6	6	14
Establishment costs	4	8	3
Premium and other taxes, licenses and fees	2	—	2
Volume related costs, excluding compensation, net of DAC capitalization	25	22	19
Other	—	5	8
Total other expenses	$77	$77	$81
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Related Party Expenses
See Note 14 for a discussion of related party expenses included in the table above.
12. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$32	$(3)	$33
Deferred:
Federal	(38)	28	(30)
Provision for income tax expense (benefit)	$(6)	$25	$3

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Income Tax (continued)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Tax provision at statutory rate	$(5)	$28	$6
Tax effect of:
Dividends received deduction	(1)	(2)	(2)
Tax credits	(1)	(1)	(1)
Change in valuation allowance	1	—	—
Provision for income tax expense (benefit)	$(6)	$25	$3
Effective tax rate	25%	19%	9%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$7	$6
Net operating loss carryforwards	61	62
Other	1	—
Total deferred income tax assets	69	68
Less: Valuation allowance	1	—
Total net deferred income tax assets	68	68
Deferred income tax liabilities:
Investments, including derivatives	49	34
Policyholder liabilities and receivables	44	112
Intangibles	1	1
Net unrealized investment gains	36	68
DAC	45	31
Total deferred income tax liabilities	175	246
Net deferred income tax asset (liability)	$(107)	$(178)
At December 31, 2021, the Company had net operating loss carryforwards of approximately $290 million, all of which is carried forward indefinitely.
The following table sets forth the foreign tax credits available for carryforward for tax purposes at December 31, 2021.

Foreign Tax Credits Carryforwards
(In millions)
Expiration
2022-2025	$1
2026-2030	5
2031-2035	1
2036-2040	—
Indefinite	—
$7

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Financial Statements (continued)
12. Income Tax (continued)
The Company believes that it is more likely than not that the benefit from certain tax credit carryforwards will not be realized. Accordingly, a valuation allowance of $1 million has been established on the deferred tax assets related to the tax credit carryforwards at December 31, 2021.
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
The ending balance for unrecognized tax benefits that, if recognized, would impact the effective rate is $1 million for each of the years ended December 31, 2021, 2020 and 2019. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2021, 2020 and 2019.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2010. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2010 and forward is not expected to have a material impact on the Company’s financial statements.
Tax Sharing Agreements
For the periods prior to the Separation, the Company was included in a consolidated federal life and non-life income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including the Company and Brighthouse Reinsurance Company of Delaware) entered in a tax sharing agreement to join a life consolidated federal income tax return. The non-life subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2021, 2020 and 2019, MetLife paid $3 million, $0 and $0, respectively, to the Company under the tax separation agreement. At both December 31, 2021 and 2020, the current income tax payable included $3 million payable to MetLife related to this agreement.
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
Other Loss Contingencies
The Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $161 million and $7 million at December 31, 2021 and 2020, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $16 million and $15 million at December 31, 2021 and 2020, respectively.
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
The Company did not have a liability for indemnities, guarantees and commitments at either December 31, 2021 and 2020.
14. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 11 for amounts related to continuing transition services.
The Company has related party reinsurance, debt and equity transactions (see Notes 5, 9 and 10). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse Services currently provides the Company certain services which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $13 million, $11 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. Costs incurred under these arrangements were $54 million, $53 million and $61 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $0, $3 million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($18) million and ($6) million at December 31, 2021 and 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $13 million, $12 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $92 million, $71 million and $66 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also had related party fee income receivables of $1 million at both December 31, 2021 and 2020.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Summary of Investments
Other Than Investments in Related Parties
December 31, 2021
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
State and political subdivision	$290	$303	$303
U.S. government and agency	252	292	292
Public utilities	114	121	121
Foreign government	23	25	25
All other corporate bonds	2,859	3,004	3,004
Total bonds	3,538	3,745	3,745
Mortgage-backed and asset-backed securities	915	941	941
Redeemable preferred stock	11	11	11
Total fixed maturity securities	4,464	4,697	4,697
Equity securities:
Non-redeemable preferred stock	3	3	3
Total equity securities	3	3	3
Mortgage loans	811		811
Short-term investments	13		13
Other invested assets	342		342
Total investments	$5,633		$5,866
_______________
(1)Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information
December 31, 2021 and 2020
(In millions)

Segment	DAC	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2021
Annuities	$208	$461	$4,349	$—	$2
Life	16	386	11	1	—
Corporate & Other	—	11	—	—	—
Total	$224	$858	$4,360	$1	$2
2020
Annuities	$141	$474	$3,138	$—	$2
Life	19	352	13	1	—
Corporate & Other	—	11	—	—	—
Total	$160	$837	$3,151	$1	$2
_______________
(1)Amounts are included within the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Supplementary Insurance Information (continued)
December 31, 2021, 2020 and 2019
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC	Other Expenses
2021
Annuities	$113	$121	$42	$(4)	$65
Life	4	35	10	2	11
Corporate & Other	1	1	(3)	—	1
Total	$118	$157	$49	$(2)	$77
2020
Annuities	$102	$97	$59	$37	$57
Life	12	36	2	1	12
Corporate & Other	1	1	—	—	8
Total	$115	$134	$61	$38	$77
2019
Annuities	$105	$83	$21	$19	$68
Life	14	37	48	3	10
Corporate & Other	1	2	—	—	3
Total	$120	$122	$69	$22	$81
_______________
(1)See Note 2 of the Notes to the Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Reinsurance
December 31, 2021, 2020 and 2019
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2021
Life insurance in-force	$39,572	$33,955	$—	$5,617	—%
Life insurance premium (1)	$75	$62	$—	$13	—%
2020
Life insurance in-force	$41,707	$35,792	$—	$5,915	—%
Life insurance premium (1)	$82	$60	$—	$22	—%
2019
Life insurance in-force	$44,324	$38,220	$—	$6,104	—%
Life insurance premium (1)	$86	$63	$—	$23	—%
_______________
(1)    Includes annuities with life contingencies.
For the years ended December 31, 2021, 2020 and 2019, reinsurance ceded included related party transactions for life insurance in-force of $25.8 billion, $27.0 billion and $28.7 billion, respectively, and life insurance premiums of $45 million, $43 million and $45 million, respectively. There were no related party transactions for assumed life insurance in-force and life insurance premiums for the years ended December 31, 2021, 2020 and 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”), the independent auditor of Brighthouse Financial, Inc., has served as the independent auditor of the Company since 2000, and as auditor of current and former affiliates of the Company for more than 75 years. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
The Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”) ensures that the engagement of the audit team partners is limited to no more than five consecutive years (in accordance with SEC rules).
Independent Auditor’s Fees for 2021 and 2020
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2021 and 2020. All fees shown were related to services that were approved by the BHF Audit Committee.

	2021	2020
	(In millions)
Audit fees (1)	$1	$1
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Services
The BHF Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by Deloitte to BHF and its subsidiaries, as required under Sarbanes-Oxley and SEC rules, and this policy is designed to ensure that Deloitte’s independence is not impaired. In considering whether to pre-approve the provision of non-audit services by Deloitte, the BHF Audit Committee will consider whether the services are compatible with the maintenance of Deloitte’s independence. At the beginning of each fiscal year, the BHF Audit Committee appoints its independent auditor to perform certain audit, audit-related and permissible non-audit services, as approved by the BHF Audit Committee.
The BHF Audit Committee provides a general pre-approval, on an annual basis, of audit, audit-related and permissible non-audit services up to amounts reasonably determined by the BHF Audit Committee to be appropriate. The BHF Audit Committee must specifically pre-approve (i) any proposed services that exceed such general pre-approval limits, (ii) tax services and (iii) any additional services that have not been generally pre-approved by the BHF Audit Committee. Deloitte is required to periodically report to the BHF Audit Committee the extent of the services that it has provided to the Company and the fees for the services performed to date. The BHF Audit Committee annually reviews the policy to ensure its continued appropriateness and compliance with applicable laws and listing standards.
The pre-approval policy delegates to the BHF Audit Committee Chair the authority to pre-approve audit, audit-related or non-audit services between meetings for individual projects up to certain specified amounts if management deems it reasonably necessary to begin the services before the next scheduled meeting of the BHF Audit Committee. The BHF Audit Committee Chair must report any pre-approval decisions to the BHF Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements: See “Index to Financial Statements, Notes and Schedules.”
2. Financial Statement Schedules: See “Index to Financial Statements, Notes and Schedules.”
3. Exhibits: See “Exhibit Index.”
Item 16. Form 10-K Summary
None.

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

4.1	Description of Securities is incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed on March 4, 2021.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY OF NY

By:	/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Financial Officer
	Date:	March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conor E. Murphy	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2022
Conor E. Murphy
/s/ Kristine H. Toscano	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2022
Kristine H. Toscano
/s/ Kimberly A. Berwanger	Director	March 3, 2022
Kimberly A. Berwanger
/s/ David W. Chamberlin	Director	March 3, 2022
David W. Chamberlin
/s/ Michael J. Inserra	Director	March 3, 2022
Michael J. Inserra
/s/ Mayer Naiman	Director	March 3, 2022
Mayer Naiman
/s/ Richard C. Pearson	Director	March 3, 2022
Richard C. Pearson
/s/ Douglas A. Rayvid	Director	March 3, 2022
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