Form 10-Q
period 2022-03-31
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2022-05-12
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of May 12, 2022, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,290 and $4,464, respectively; allowance for credit losses of $0 and $0, respectively)	$4,166	$4,697
Equity securities, at estimated fair value	3	3
Mortgage loans (net of allowance for credit losses of $4 and $2, respectively)	1,075	811
Short-term investments, principally at estimated fair value	—	13
Other invested assets, principally at estimated fair value	328	342
Total investments	5,572	5,866
Cash and cash equivalents	574	535
Accrued investment income	33	56
Premiums, reinsurance and other receivables	1,027	1,122
Deferred policy acquisition costs	272	224
Other assets	24	26
Separate account assets	4,722	5,149
Total assets	$12,224	$12,978
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$814	$846
Policyholder account balances	4,463	4,360
Other policy-related balances	19	12
Payables for collateral under derivative transactions	301	331
Current income tax payable	69	35
Deferred income tax liability	5	107
Other liabilities	936	987
Separate account liabilities	4,722	5,149
Total liabilities	11,329	11,827
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	491	491
Retained earnings (deficit)	494	523
Accumulated other comprehensive income (loss)	(92)	135
Total stockholder’s equity	895	1,151
Total liabilities and stockholder’s equity	$12,224	$12,978
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$3	$5
Universal life and investment-type product policy fees	25	25
Net investment income	43	37
Other revenues	(23)	(23)
Net investment gains (losses)	(7)	1
Net derivative gains (losses)	(40)	(85)
Total revenues	1	(40)
Expenses
Policyholder benefits and claims	7	(6)
Interest credited to policyholder account balances	12	13
Amortization of deferred policy acquisition costs	1	(3)
Other expenses	19	19
Total expenses	39	23
Income (loss) before provision for income tax	(38)	(63)
Provision for income tax expense (benefit)	(9)	(14)
Net income (loss)	$(29)	$(49)
Comprehensive income (loss)	$(256)	$(183)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2021	$2	$491	$523	$135	$1,151
Net income (loss)			(29)		(29)
Other comprehensive income (loss), net of income tax				(227)	(227)
Balance at March 31, 2022	$2	$491	$494	$(92)	$895

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
Net income (loss)			(49)		(49)
Other comprehensive income (loss), net of income tax				(134)	(134)
Balance at March 31, 2021	$2	$491	$492	$124	$1,109
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$18	$2
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	499	105
Mortgage loans	10	23
Purchases of:
Fixed maturity securities	(314)	(402)
Mortgage loans	(274)	(11)
Cash received in connection with freestanding derivatives	27	172
Cash paid in connection with freestanding derivatives	(112)	(45)
Net change in short-term investments	13	39
Net cash provided by (used in) investing activities	(151)	(119)
Cash flows from financing activities
Policyholder account balances:
Deposits	224	237
Withdrawals	(22)	(26)
Net change in payables for collateral under derivative transactions	(30)	28
Net cash provided by (used in) financing activities	172	239
Change in cash, cash equivalents and restricted cash	39	122
Cash, cash equivalents and restricted cash, beginning of period	535	275
Cash, cash equivalents and restricted cash, end of period	$574	$397
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
The accompanying interim condensed financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2021 balance sheet data was derived from audited financial statements included in Brighthouse Life Insurance Company of NY’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed financial statements should be read in conjunction with the financial statements of the Company included in the 2021 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2022.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the statements of operations, except for instrument-specific credit risk changes, which will be recognized in other comprehensive income (loss) (“OCI”).
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
(4) Deferred policy acquisition costs (“DAC”) for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2022
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$—	$1	$—	$1
Provision for income tax expense (benefit)	—	—	—	—
Adjusted earnings	$—	$1	$—	1
Adjustments for:
Net investment gains (losses)				(7)
Net derivative gains (losses)				(40)
Other adjustments to net income (loss)				8
Provision for income tax (expense) benefit				9
Net income (loss)				$(29)

Interest revenue	$34	$9	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(8)	$5	$—	$(3)
Provision for income tax expense (benefit)	(2)	1	—	(1)
Adjusted earnings	$(6)	$4	$—	(2)
Adjustments for:
Net investment gains (losses)				1
Net derivative gains (losses)				(85)
Other adjustments to net income (loss)				24
Provision for income tax (expense) benefit				13
Net income (loss)				$(49)

Interest revenue	$28	$9	$—
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Annuities	$34	$29
Life	11	12
Corporate & Other	—	—
Adjustments	(44)	(81)
Total	$1	$(40)
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Annuities	$10,119	$10,745
Life	1,768	1,863
Corporate & Other	337	370
Total	$12,224	$12,978
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Financial Statements included in the 2021 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,728		$3,455		$5,154		$3,799
Separate account value	$4,719		$3,452		$5,146		$3,796
Net amount at risk	$100	(4)	$323	(5)	$4	(4)	$319	(5)
Average attained age of contract holders	70 years		70 years		70 years		69 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Financial Statements included in the 2021 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments
See Notes 1 and 8 of the Notes to the Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$2,177	$—	$27	$103	$2,101	$2,315	$—	$143	$15	$2,443
Foreign corporate	661	—	5	36	630	669	—	31	7	693
CMBS	333	—	3	10	326	333	—	18	2	349
ABS	301	—	—	5	296	312	—	1	—	313
State and political subdivision	297	—	6	21	282	290	—	15	2	303
U.S. government and agency	224	—	15	1	238	252	—	40	—	292
RMBS	280	—	5	8	277	270	—	11	2	279
Foreign government	17	—	—	1	16	23	—	2	—	25
Total fixed maturity securities	$4,290	$—	$61	$185	$4,166	$4,464	$—	$261	$28	$4,697
The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million at March 31, 2022. The Company did not hold any non-income producing fixed maturity securities at December 31, 2021.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$65	$772	$1,425	$1,114	$914	$4,290
Estimated fair value	$65	$764	$1,355	$1,083	$899	$4,166
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

	March 31, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$1,186	$85	$111	$18	$583	$13	$21	$2
Foreign corporate	401	32	24	4	193	5	11	2
CMBS	149	5	42	5	72	2	10	—
ABS	261	4	10	1	138	—	2	—
State and political subdivision	212	20	4	1	107	2	—	—
U.S. government and agency	129	1	—	—	—	—	—	—
RMBS	122	5	38	3	114	2	—	—
Foreign government	7	1	—	—	6	—	2	—
Total fixed maturity securities	$2,467	$153	$229	$32	$1,213	$24	$46	$4
Total number of securities in an unrealized loss position	1,172		133		602		20
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $28 million and $30 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of less than $1 million on one fixed maturity security at March 31, 2022. Management concluded that for fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$847	78.8%	$593	73.1%
Agricultural	232	21.6	220	27.1
Total mortgage loans	1,079	100.4	813	100.2
Allowance for credit losses	(4)	(0.4)	(2)	(0.2)
Total mortgage loans, net	$1,075	100.0%	$811	100.0%
As of December 31, 2021, the forbearance period granted on all COVID-19 pandemic impacted loans have ended and all impacted loans were in good standing.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $4 million at both March 31, 2022 and December 31, 2021.

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

	Commercial	Agricultural	Total
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$1	$1	$2
Current period provision	2	—	2
Balance, end of period	$3	$1	$4
Three Months Ended March 31, 2021
Balance, beginning of period	$1	$1	$2
Current period provision	—	—	—
Balance, end of period	$1	$1	$2
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
March 31, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$218	$121	$31	$100	$16	$170	$656
65% to 75%	37	50	—	52	13	23	175
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	5	10	15
Total commercial mortgage loans	255	171	31	152	34	204	847
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	19	41	44	32	16	38	190
65% to 75%	—	34	—	7	1	—	42
Total agricultural mortgage loans	19	75	44	39	17	38	232
Total	$274	$246	$75	$191	$51	$242	$1,079

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$713	84.2%	$510	86.0%
1.00x - 1.20x	46	5.4	46	7.8
Less than 1.00x	88	10.4	37	6.2
Total	$847	100.0%	$593	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at March 31, 2022 and with all mortgage loans classified as performing at December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. The Company had one agricultural mortgage loan past due with an amortized cost of $2 million at March 31, 2022. The Company did not have any mortgage loans past due at December 31, 2021.
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. The Company did not have any mortgage loans in a nonaccrual status at either March 31, 2022 or December 31, 2021.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a TDR during both the three months ended March 31, 2022 and 2021.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(124)	$233
Derivatives	8	7
Subtotal	(116)	240
Amounts allocated from:
Future policy benefits	—	(35)
DAC and DSI	1	(34)
Subtotal	1	(69)
Deferred income tax benefit (expense)	24	(36)
Net unrealized investment gains (losses)	$(91)	$135
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2022
(In millions)
Balance at December 31, 2021	$135
Unrealized investment gains (losses) during the period	(356)
Unrealized investment gains (losses) relating to:
Future policy benefits	35
DAC and DSI	35
Deferred income tax benefit (expense)	60
Balance at March 31, 2022	$(91)
Change in net unrealized investment gains (losses)	$(226)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2022 and December 31, 2021.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$2	$2
Invested assets pledged as collateral (1)	275	161
Total invested assets on deposit and pledged as collateral (2)	$277	$163
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either March 31, 2022 or December 31, 2021.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$326	$326	$326	$308
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$36	$32
Mortgage loans	8	6
Other	1	—
Total investment income	45	38
Less: Investment expenses	2	1
Net investment income	$43	$37
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fixed maturity securities	$(6)	$1
Mortgage loans	(1)	—
Total net investment gains (losses)	$(7)	$1
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Proceeds	$402	$35
Gross investment gains	$6	$1
Gross investment losses	(12)	—
Net investment gains (losses)	$(6)	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate caps;
•Foreign currency swaps; and
•Equity market derivatives: options and total return swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Financial Statements included in the 2021 Annual Report.
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$136	$8	$1	$125	$7	$1
Total qualifying hedges		136	8	1	125	7	1
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	4	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	16	4	—	16	4	—
Equity index options	Equity market	2,628	257	111	2,576	268	137
Equity total return swaps	Equity market	2,088	55	9	2,089	61	3
Total non-designated or non-qualifying derivatives		5,532	320	120	5,481	335	140
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	294	—	N/A	351	—
Direct guaranteed minimum benefits	Other	N/A	—	(35)	N/A	—	(30)
Direct index-linked annuities	Other	N/A	—	703	N/A	—	792
Total embedded derivatives	Other	N/A	294	668	N/A	351	762
Total		$5,668	$622	$789	$5,606	$693	$903

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
	(In millions)
Three Months Ended March 31, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$—	$1
Total cash flow hedges	—	—	—	1
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	2	—	—	—
Foreign currency exchange rate	—	—	—	—
Equity market	(85)	—	—	—
Embedded	43	—	—	—
Total non-qualifying hedges	(40)	—	—	—
Total	$(40)	$—	$—	$1
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$—	$—
Total cash flow hedges	—	—	—	—
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	3	—	—	—
Foreign currency exchange rate	(1)	—	—	—
Equity market	97	—	—	—
Embedded	(184)	—	—	—
Total non-qualifying hedges	(85)	—	—	—
Total	$(85)	$—	$—	$—
At March 31, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $8 million and $7 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2022
Derivative assets	$328	$(16)	$(285)	$27	$(27)	$—
Derivative liabilities	$122	$(16)	$—	$106	$(106)	$—
December 31, 2021
Derivative assets	$342	$(33)	$(305)	$4	$(3)	$1
Derivative liabilities	$141	$(33)	$—	$108	$(108)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$106	$108
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$275	$162
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

	March 31, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$2,072	$29	$2,101
Foreign corporate	—	617	13	630
CMBS	—	323	3	326
ABS	—	285	11	296
State and political subdivision	—	282	—	282
U.S. government and agency	175	63	—	238
RMBS	—	276	1	277
Foreign government	—	14	2	16
Total fixed maturity securities	175	3,932	59	4,166
Equity securities:	—	—	3	3
Short-term investments	—	—	—	—
Derivative assets: (1)
Interest rate	—	4	—	4
Foreign currency exchange rate	—	12	—	12
Equity market	—	312	—	312
Total derivative assets	—	328	—	328
Embedded derivatives within asset host contracts (2)	—	—	294	294
Separate account assets	—	4,722	—	4,722
Total assets	$175	$8,982	$356	$9,513
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1	$—	$1
Equity market	—	120	—	120
Total derivative liabilities	—	121	—	121
Embedded derivatives within liability host contracts (2)	—	—	668	668
Total liabilities	$—	$121	$668	$789

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$2,422	$21	$2,443
Foreign corporate	—	679	14	693
CMBS	—	349	—	349
ABS	—	303	10	313
State and political subdivision	—	303	—	303
U.S. government and agency	148	144	—	292
RMBS	—	279	—	279
Foreign government	—	23	2	25
Total fixed maturity securities	148	4,502	47	4,697
Equity securities:	—	—	3	3
Short-term investments	13	—	—	13
Derivative assets: (1)
Interest rate	—	2	—	2
Foreign currency exchange rate	—	11	—	11
Equity market	—	329	—	329
Total derivative assets	—	342	—	342
Embedded derivatives within asset host contracts (2)	—	—	351	351
Separate account assets	—	5,149	—	5,149
Total assets	$161	$9,993	$401	$10,555
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$1	$—	$1
Equity market	—	140	—	140
Total derivative liabilities	—	141	—	141
Embedded derivatives within liability host contracts (2)	—	—	762	762
Total liabilities	$—	$141	$762	$903
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2022.
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
Structured Securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to, collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
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

				March 31, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques	Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
		•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
		•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
		•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
		•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
		•	Nonperformance risk spread	0.10%	-	1.74%	(0.38)%	-	1.49%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$35	$10	$2	$3	$(411)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	43
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	—	—
Purchases (5)	6	5	—	—	—
Sales (5)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(6)
Transfers into Level 3 (6)	10	—	—	—	—
Transfers out of Level 3 (6)	(6)	—	—	—	—
Balance, end of period	$42	$15	$2	$3	$(374)
Three Months Ended March 31, 2021
Balance, beginning of period	$26	$6	$—	$—	$70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	(184)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	—	—
Purchases (5)	—	—	—	—	—
Sales (5)	—	—	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(17)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(3)	(1)	—	—	—
Balance, end of period	$22	$5	$—	$—	$(131)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (7)	$—	$—	$—	$—	$34
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2022 (7)	$(3)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (7)	$—	$—	$—	$—	$(200)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2021 (7)	$(1)	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$1,075	$—	$—	$1,041	$1,041
Premiums, reinsurance and other receivables	$445	$—	$—	$445	$445
Liabilities
Policyholder account balances	$843	$—	$—	$822	$822
Other liabilities	$459	$—	$25	$434	$459

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$811	$—	$—	$839	$839
Premiums, reinsurance and other receivables	$448	$—	$3	$445	$448
Liabilities
Policyholder account balances	$853	$—	$—	$845	$845
Other liabilities	$438	$—	$2	$436	$438

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2021	$128	$7	$135
OCI before reclassifications	(294)	1	(293)
Deferred income tax benefit (expense) (2)	61	—	61
AOCI before reclassifications, net of income tax	(105)	8	(97)
Amounts reclassified from AOCI	6	—	6
Deferred income tax benefit (expense) (2)	(1)	—	(1)
Amounts reclassified from AOCI, net of income tax	5	—	5
Balance at March 31, 2022	$(100)	$8	$(92)

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2020	$256	$2	$258
OCI before reclassifications	(168)	—	(168)
Deferred income tax benefit (expense) (2)	35	—	35
AOCI before reclassifications, net of income tax	123	2	125
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense) (2)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at March 31, 2021	$122	$2	$124
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended March 31,
	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(6)	$1	Net investment income
Net unrealized investment gains (losses), before income tax	(6)	1
Income tax (expense) benefit	1	—
Net unrealized investment gains (losses), net of income tax	(5)	1
Total reclassifications, net of income tax	$(5)	$1
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
Direct other revenues consisted primarily of 12b-1 fees of $3 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Compensation	$6	$6
Contracted services and other labor costs	4	3
Transition services agreements	1	2
Establishment costs	1	1
Premium and other taxes, licenses and fees	1	1
Volume related costs, excluding compensation, net of DAC capitalization	6	6
Total other expenses	$19	$19
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $127 million and $161 million at March 31, 2022 and December 31, 2021, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $12 million and $16 million at March 31, 2022 and December 31, 2021, respectively.

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
The Company did not have a liability for indemnities, guarantees and commitments at either March 31, 2022 or December 31, 2021.
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
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Premiums	$(11)	$(11)
Universal life and investment-type product policy fees	$(1)	$(1)
Other revenues	$(26)	$(27)
Policyholder benefits and claims	$(18)	$(24)
Other expenses	$(2)	$(2)

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Assets
Premiums, reinsurance and other receivables	$544	$637
Liabilities
Other liabilities	$295	$347
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $294 million and $351 million at March 31, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($58) million and ($142) million for the three months ended March 31, 2022 and 2021, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million for both the three months ended March 31, 2022 and 2021. Costs incurred under these arrangements were $12 million for both the three months ended March 31, 2022 and 2021, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($22) million and ($18) million at March 31, 2022 and December 31, 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million for both the three months ended March 31, 2022 and 2021. Commission expenses incurred related to these transactions and recorded in other expenses was $21 million and $22 million for the three months ended March 31, 2022 and 2021, respectively. The Company also had related party fee income receivables of $1 million at both March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2022 (the “2021 Annual Report”); and (iii) our current reports on Form 8-K filed in 2022.
Overview
BHNY is a New York stock life insurance company licensed to do business only in the state of New York. We market or administer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into two segments: Annuities and Life. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2021 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic” included in our 2021 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Financial Statements.
Regulatory Developments
We are domiciled in New York and regulated by the New York State Department of Financial Services. We are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHNY is subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2021 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
Transition from LIBOR
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act is substantially similar to the law passed in New York in April 2021 that aimed at ensuring legal clarity for legacy contracts governed by New York law. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on a secured overnight funding rate, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. See “Business — Regulation — Transition from LIBOR” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR” included in our 2021 Annual Report, as amended or supplemented herein.

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Financial Statements included in our 2021 Annual Report.
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

Results of Operations
Results for the Three Months Ended March 31, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$3	$5
Universal life and investment-type product policy fees	25	25
Net investment income	43	37
Other revenues	(23)	(23)
Net investment gains (losses)	(7)	1
Net derivative gains (losses)	(40)	(85)
Total revenues	1	(40)
Expenses
Policyholder benefits and claims	7	(6)
Interest credited to policyholder account balances	12	13
Capitalization of DAC	(13)	(14)
Amortization of DAC	1	(3)
Other expenses	32	33
Total expenses	39	23
Income (loss) before provision for income tax	(38)	(63)
Provision for income tax expense (benefit)	(9)	(14)
Net income (loss)	$(29)	$(49)
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
GMLB Riders	$(34)	$(64)
Other derivative instruments	2	3
Net investment gains (losses)	(7)	1
Pre-tax adjusted earnings	1	(3)
Income (loss) before provision for income tax	(38)	(63)
Provision for income tax expense (benefit)	(9)	(14)
Net income (loss)	$(29)	$(49)
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Loss before provision for income tax was $38 million ($29 million, net of income tax), a lower loss of $25 million ($20 million, net of income tax) from a loss before provision for income tax of $63 million ($49 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following net favorable items:
•a net favorable change in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) from lower relative equity markets and higher interest rates resulting in:
◦favorable changes to the estimated fair value of the embedded derivative liabilities associated with Shield Level Annuities (“Shield”); and
◦a favorable change in ceded reinsurance;

partially offset by
◦unfavorable changes to the estimated fair value of our GMLB hedges;
◦an unfavorable change to the estimated fair value of variable annuity liability reserves; and
◦an unfavorable change to GMLB DAC; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The increase in income before provision for income tax was partially offset by net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains.
The provision for income tax resulted in an effective tax rate of 24% in the current period compared to 22% in the prior period. The increase in the effective tax rate was driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income (loss)	$(29)	$(49)
Add: Provision for income tax expense (benefit)	(9)	(14)
Income (loss) before provision for income tax	(38)	(63)
Less: GMLB Riders	(34)	(64)
Less: Other derivative instruments	2	3
Less: Net investment gains (losses)	(7)	1
Pre-tax adjusted earnings	1	(3)
Less: Provision for income tax expense (benefit)	—	(1)
Adjusted earnings	$1	$(2)
Results for the Three Months Ended March 31, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$32	$34
Net investment spread	26	19
Insurance-related activities	(29)	(24)
Amortization of DAC	(9)	(13)
Other expenses, net of DAC capitalization	(19)	(19)
Pre-tax adjusted earnings	1	(3)
Provision for income tax expense (benefit)	—	(1)
Adjusted earnings	$1	$(2)
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $1 million in the current period, an increase of $3 million.
Key favorable impacts were:
•higher net investment spread due to higher average invested assets resulting from positive net flows in the general account; and

•lower amortization of DAC driven by a decrease in equity market performance resulting in favorable changes to our Shield business.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities driven by higher paid claims, net of reinsurance; and
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
The increase in pre-tax adjusted earnings resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2021 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2021 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company of NY, its affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company of NY and its affiliates may be found elsewhere herein and Brighthouse Life Insurance Company of NY’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 12, 2022