Form 10-Q
period 2022-06-30
BRIGHTHOUSE LIFE INSURANCE Co OF NY
filed 2022-08-09
CIK 1167609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 9, 2022, 200,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2022 (Unaudited) and December 31, 2021 and for the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)):
	Interim Condensed Balance Sheets	2
	Interim Condensed Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Statements of Stockholder’s Equity	4
	Interim Condensed Statements of Cash Flows	5
	Notes to the Interim Condensed Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	20
	Note 6 — Fair Value	24
	Note 7 — Short-term Debt	33
	Note 8 — Equity	33
	Note 9 — Other Revenues and Other Expenses	35
	Note 10 — Contingencies, Commitments and Guarantees	35
	Note 11 — Related Party Transactions	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 4.	Controls and Procedures	46

Part II — Other Information
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 6.	Exhibits	48

Signature		49

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,441 and $4,464, respectively; allowance for credit losses of $0 and $0, respectively)	$4,024	$4,697
Equity securities, at estimated fair value	4	3
Mortgage loans (net of allowance for credit losses of $4 and $2, respectively)	1,145	811
Short-term investments, principally at estimated fair value	—	13
Other invested assets, principally at estimated fair value	187	342
Total investments	5,360	5,866
Cash and cash equivalents	439	535
Accrued investment income	35	56
Premiums, reinsurance and other receivables	1,029	1,122
Deferred policy acquisition costs	290	224
Deferred income tax asset	101	—
Other assets	22	26
Separate account assets	4,059	5,149
Total assets	$11,335	$12,978
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$828	$846
Policyholder account balances	4,369	4,360
Other policy-related balances	19	12
Payables for collateral under derivative transactions	149	331
Short-term debt	125	—
Current income tax payable	104	35
Deferred income tax liability	—	107
Other liabilities	935	987
Separate account liabilities	4,059	5,149
Total liabilities	10,588	11,827
Contingencies, Commitments and Guarantees (Note 10)
Stockholder’s Equity
Common stock, par value $10 per share; 200,000 shares authorized, issued and outstanding	2	2
Additional paid-in capital	591	491
Retained earnings (deficit)	450	523
Accumulated other comprehensive income (loss)	(296)	135
Total stockholder’s equity	747	1,151
Total liabilities and stockholder’s equity	$11,335	$12,978
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$1	$1	$4	$6
Universal life and investment-type product policy fees	22	27	47	52
Net investment income	45	39	88	76
Other revenues	(20)	(26)	(43)	(49)
Net investment gains (losses)	(2)	(1)	(9)	—
Net derivative gains (losses)	(44)	29	(84)	(56)
Total revenues	2	69	3	29
Expenses
Policyholder benefits and claims	10	(8)	17	(14)
Interest credited to policyholder account balances	13	11	25	24
Amortization of deferred policy acquisition costs	19	1	20	(2)
Other expenses	17	21	36	40
Total expenses	59	25	98	48
Income (loss) before provision for income tax	(57)	44	(95)	(19)
Provision for income tax expense (benefit)	(13)	8	(22)	(6)
Net income (loss)	$(44)	$36	$(73)	$(13)
Comprehensive income (loss)	$(248)	$107	$(504)	$(76)
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Stockholder’s Equity
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2021	$2	$491	$523	$135	$1,151
Net income (loss)			(29)		(29)
Other comprehensive income (loss), net of income tax				(227)	(227)
Balance at March 31, 2022	2	491	494	(92)	895
Capital contribution		100			100
Net income (loss)			(44)		(44)
Other comprehensive income (loss), net of income tax				(204)	(204)
Balance at June 30, 2022	$2	$591	$450	$(296)	$747

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2020	$2	$491	$541	$258	$1,292
Net income (loss)			(49)		(49)
Other comprehensive income (loss), net of income tax				(134)	(134)
Balance at March 31, 2021	2	491	492	124	1,109
Net income (loss)			36		36
Other comprehensive income (loss), net of income tax				71	71
Balance at June 30, 2021	$2	$491	$528	$195	$1,216
See accompanying notes to the interim condensed financial statements.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(22)	$(61)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	583	195
Mortgage loans	25	48
Purchases of:
Fixed maturity securities	(568)	(810)
Equity securities	(1)	—
Mortgage loans	(360)	(37)
Cash received in connection with freestanding derivatives	86	297
Cash paid in connection with freestanding derivatives	(345)	(49)
Net change in short-term investments	13	71
Net cash provided by (used in) investing activities	(567)	(285)
Cash flows from financing activities
Policyholder account balances:
Deposits	494	506
Withdrawals	(49)	(59)
Net change in payables for collateral under derivative transactions	(182)	93
Short-term debt issued	125	—
Capital contribution	100	—
Financing element on certain derivative instruments and other derivative related transactions, net	5	—
Net cash provided by (used in) financing activities	493	540
Change in cash, cash equivalents and restricted cash	(96)	194
Cash, cash equivalents and restricted cash, beginning of period	535	275
Cash, cash equivalents and restricted cash, end of period	$439	$469
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Income tax	$2	$—
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2022.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at December 31, 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity. Based on prevailing interest rate levels at June 30, 2022, while still anticipated to be material, the impact is expected to be less significant compared to prevailing interest rates at December 31, 2021.
The Company has made significant progress toward adopting the new guidance, including updating systems, validating computations, establishing proper controls, finalizing accounting policies and developing disclosures.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2022
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$3	$—	$1	$4
Provision for income tax expense (benefit)	—	—	(1)	(1)
Adjusted earnings	$3	$—	$2	5
Adjustments for:
Net investment gains (losses)				(2)
Net derivative gains (losses)				(44)
Other adjustments to net income (loss)				(15)
Provision for income tax (expense) benefit				12
Net income (loss)				$(44)

Interest revenue	$36	$8	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(9)	$3	$2	$(4)
Provision for income tax expense (benefit)	(3)	1	—	(2)
Adjusted earnings	$(6)	$2	$2	(2)
Adjustments for:
Net investment gains (losses)				(1)
Net derivative gains (losses)				29
Other adjustments to net income (loss)				20
Provision for income tax (expense) benefit				(10)
Net income (loss)				$36

Interest revenue	$30	$8	$1

	Six Months Ended June 30, 2022
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$3	$1	$1	$5
Provision for income tax expense (benefit)	—	—	(1)	(1)
Adjusted earnings	$3	$1	$2	6
Adjustments for:
Net investment gains (losses)				(9)
Net derivative gains (losses)				(84)
Other adjustments to net income (loss)				(7)
Provision for income tax (expense) benefit				21
Net income (loss)				$(73)

Interest revenue	$70	$17	$1

	Six Months Ended June 30, 2021
	Annuities	Life	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$(17)	$8	$2	$(7)
Provision for income tax expense (benefit)	(5)	2	—	(3)
Adjusted earnings	$(12)	$6	$2	(4)
Adjustments for:
Net investment gains (losses)				—
Net derivative gains (losses)				(56)
Other adjustments to net income (loss)				44
Provision for income tax (expense) benefit				3
Net income (loss)				$(13)

Interest revenue	$58	$17	$1

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Annuities	$37	$28	$71	$57
Life	7	8	18	20
Corporate & Other	1	1	1	1
Adjustments	(43)	32	(87)	(49)
Total	$2	$69	$3	$29
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Annuities	$9,104	$10,745
Life	1,726	1,863
Corporate & Other	505	370
Total	$11,335	$12,978
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
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$4,067		$2,959		$5,154		$3,799
Separate account value	$4,055		$2,953		$5,146		$3,796
Net amount at risk	$393	(4)	$357	(5)	$4	(4)	$319	(5)
Average attained age of contract holders	70 years		70 years		70 years		69 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$2,271	$—	$3	$250	$2,024	$2,315	$—	$143	$15	$2,443
Foreign corporate	727	—	—	81	646	669	—	31	7	693
CMBS	331	—	—	23	308	333	—	18	2	349
ABS	304	—	—	14	290	312	—	1	—	313
State and political subdivision	300	—	3	37	266	290	—	15	2	303
U.S. government and agency	221	—	5	6	220	252	—	40	—	292
RMBS	271	—	3	18	256	270	—	11	2	279
Foreign government	16	—	—	2	14	23	—	2	—	25
Total fixed maturity securities	$4,441	$—	$14	$431	$4,024	$4,464	$—	$261	$28	$4,697
The Company did not hold non-income producing fixed maturity securities at either June 30, 2022 or December 31, 2021.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$73	$841	$1,478	$1,143	$906	$4,441
Estimated fair value	$73	$802	$1,314	$981	$854	$4,024
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

	June 30, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$1,777	$219	$106	$31	$583	$13	$21	$2
Foreign corporate	571	73	32	8	193	5	11	2
CMBS	265	15	39	8	72	2	10	—
ABS	256	12	20	2	138	—	2	—
State and political subdivision	230	37	2	—	107	2	—	—
U.S. government and agency	166	6	—	—	—	—	—	—
RMBS	188	13	40	5	114	2	—	—
Foreign government	14	2	—	—	6	—	2	—
Total fixed maturity securities	$3,467	$377	$239	$54	$1,213	$24	$46	$4
Total number of securities in an unrealized loss position	1,579		151		602		20
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $29 million and $30 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded no allowance for credit losses on fixed maturity securities at June 30, 2022. Management concluded that for fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer-specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$899	78.5%	$593	73.1%
Agricultural	250	21.8	220	27.1
Total mortgage loans	1,149	100.3	813	100.2
Allowance for credit losses	(4)	(0.3)	(2)	(0.2)
Total mortgage loans, net	$1,145	100.0%	$811	100.0%
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $5 million and $4 million at June 30, 2022 and December 31, 2021, respectively.
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
Six Months Ended June 30, 2022
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
	(In millions)
June 30, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$285	$121	$31	$95	$10	$166	$708
65% to 75%	37	50	—	52	13	23	175
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	5	10	15
Total commercial mortgage loans	322	171	31	147	28	200	899
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	39	41	43	32	16	37	208
65% to 75%	—	35	—	6	1	—	42
Total agricultural mortgage loans	39	76	43	38	17	37	250
Total	$361	$247	$74	$185	$45	$237	$1,149

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$836	93.0%	$510	86.0%
1.00x - 1.20x	30	3.3	46	7.8
Less than 1.00x	33	3.7	37	6.2
Total	$899	100.0%	$593	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at both June 30, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. The Company did not have any mortgage loans past due at either June 30, 2022 or December 31, 2021.
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. The Company did not have any mortgage loans in a nonaccrual status at either June 30, 2022 or December 31, 2021.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have any mortgage loans modified in a TDR during both the six months ended June 30, 2022 and 2021.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(417)	$233
Derivatives	18	7
Subtotal	(399)	240
Amounts allocated from:
Future policy benefits	—	(35)
DAC and DSI	23	(34)
Subtotal	23	(69)
Deferred income tax benefit (expense)	80	(36)
Net unrealized investment gains (losses)	$(296)	$135
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2022
(In millions)
Balance at December 31, 2021	$135
Unrealized investment gains (losses) during the period	(639)
Unrealized investment gains (losses) relating to:
Future policy benefits	35
DAC and DSI	57
Deferred income tax benefit (expense)	116
Balance at June 30, 2022	$(296)
Change in net unrealized investment gains (losses)	$(431)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2022 and December 31, 2021.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral at estimated fair value were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits)	$1	$2
Invested assets pledged as collateral (1)	261	161
Total invested assets on deposit and pledged as collateral (2)	$262	$163
_______________
(1)The Company has pledged invested assets in connection with derivative transactions (see Note 5).
(2)The Company did not hold any restricted cash and cash equivalents at either June 30, 2022 or December 31, 2021.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$315	$329	$326	$308
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

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$35	$33	$71	$65
Mortgage loans	11	7	19	13
Other	1	1	2	1
Total investment income	47	41	92	79
Less: Investment expenses	2	2	4	3
Net investment income	$45	$39	$88	$76
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fixed maturity securities	$(1)	$—	$(7)	$1
Mortgage loans	(1)	(1)	(2)	(1)
Total net investment gains (losses)	$(2)	$(1)	$(9)	$—
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Proceeds	$30	$4	$432	$39
Gross investment gains	$—	$—	$6	$1
Gross investment losses	(1)	—	(13)	—
Net investment gains (losses)	$(1)	$—	$(7)	$1

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
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$157	$18	$—	$125	$7	$1
Total qualifying hedges		157	18	—	125	7	1
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate caps	Interest rate	800	8	—	800	2	—
Foreign currency swaps	Foreign currency exchange rate	16	4	—	16	4	—
Equity index options	Equity market	3,331	150	133	2,576	268	137
Equity total return swaps	Equity market	1,484	8	50	2,089	61	3
Total non-designated or non-qualifying derivatives		5,631	170	183	5,481	335	140
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	284	—	N/A	351	—
Direct guaranteed minimum benefits	Other	N/A	—	(13)	N/A	—	(30)
Direct index-linked annuities	Other	N/A	—	357	N/A	—	792
Total embedded derivatives	Other	N/A	284	344	N/A	351	762
Total		$5,788	$472	$527	$5,606	$693	$903

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
	(In millions)
Three Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$1	$10
Total cash flow hedges	—	—	1	10
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	4	—	—	—
Foreign currency exchange rate	1	—	—	—
Equity market	(391)	—	—	—
Embedded	342	—	—	—
Total non-qualifying hedges	(44)	—	—	—
Total	$(44)	$—	$1	$10
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$1	$2
Total cash flow hedges	—	—	1	2
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(2)	—	—	—
Foreign currency exchange rate	1	—	—	—
Equity market	113	—	—	—
Embedded	(83)	—	—	—
Total non-qualifying hedges	29	—	—	—
Total	$29	$—	$1	$2

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$1	$11
Total cash flow hedges	—	—	1	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	6	—	—	—
Foreign currency exchange rate	1	—	—	—
Equity market	(476)	—	—	—
Embedded	385	—	—	—
Total non-qualifying hedges	(84)	—	—	—
Total	$(84)	$—	$1	$11
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency exchange rate	$—	$—	$1	$2
Total cash flow hedges	—	—	1	2
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	1	—	—	—
Foreign currency exchange rate	—	—	—	—
Equity market	210	—	—	—
Embedded	(267)	—	—	—
Total non-qualifying hedges	(56)	—	—	—
Total	$(56)	$—	$1	$2
At June 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $18 million and $7 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2022
Derivative assets	$188	$(43)	$(140)	$5	$(4)	$1
Derivative liabilities	$184	$(43)	$—	$141	$(139)	$2
December 31, 2021
Derivative assets	$342	$(33)	$(305)	$4	$(3)	$1
Derivative liabilities	$141	$(33)	$—	$108	$(108)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$141	$108
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$261	$162
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

	June 30, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$1,993	$31	$2,024
Foreign corporate	—	631	15	646
CMBS	—	308	—	308
ABS	—	276	14	290
State and political subdivision	—	266	—	266
U.S. government and agency	166	54	—	220
RMBS	—	255	1	256
Foreign government	—	13	1	14
Total fixed maturity securities	166	3,796	62	4,024
Equity securities	—	—	4	4
Short-term investments	—	—	—	—
Derivative assets: (1)
Interest rate	—	8	—	8
Foreign currency exchange rate	—	22	—	22
Equity market	—	158	—	158
Total derivative assets	—	188	—	188
Embedded derivatives within asset host contracts (2)	—	—	284	284
Separate account assets	—	4,059	—	4,059
Total assets	$166	$8,043	$350	$8,559
Liabilities
Derivative liabilities: (1)
Foreign currency exchange rate	$—	$—	$—	$—
Equity market	—	183	—	183
Total derivative liabilities	—	183	—	183
Embedded derivatives within liability host contracts (2)	—	—	344	344
Total liabilities	$—	$183	$344	$527

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2022.
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

				June 30, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques	Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
		•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
		•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
		•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
		•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
		•	Nonperformance risk spread	0.17%	-	2.23%	(0.38)%	-	1.49%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Embedded Derivatives (2)
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$42	$15	$2	$3	$(374)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	342
Total realized/unrealized gains (losses) included in AOCI	(3)	—	(1)	—	—
Purchases (5)	7	1	—	1	—
Sales (5)	(2)	—	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(28)
Transfers into Level 3 (6)	5	3	—	—	—
Transfers out of Level 3 (6)	(3)	(4)	—	—	—
Balance, end of period	$46	$15	$1	$4	$(60)
Three Months Ended June 30, 2021
Balance, beginning of period	$22	$5	$—	$—	$(131)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	(83)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	—	—
Purchases (5)	6	17	3	—	—
Sales (5)	—	(2)	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(20)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(11)	—	—	—	—
Balance, end of period	$18	$20	$3	$—	$(234)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (7)	$—	$—	$—	$—	$315
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2022 (7)	$(3)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$—	$(210)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (7)	$1	$—	$—	$—	$—

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Embedded Derivatives (2)
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$35	$10	$2	$3	$(411)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	385
Total realized/unrealized gains (losses) included in AOCI	(5)	—	(1)	—	—
Purchases (5)	13	2	—	1	—
Sales (5)	(3)	(1)	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(34)
Transfers into Level 3 (6)	12	4	—	—	—
Transfers out of Level 3 (6)	(6)	—	—	—	—
Balance, end of period	$46	$15	$1	$4	$(60)
Six Months Ended June 30, 2021
Balance, beginning of period	$26	$6	$—	$—	$70
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	(267)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (5)	6	17	3	—	—
Sales (5)	—	(3)	—	—	—
Issuances (5)	—	—	—	—	—
Settlements (5)	—	—	—	—	(37)
Transfers into Level 3 (6)	—	—	—	—	—
Transfers out of Level 3 (6)	(14)		—	—	—
Balance, end of period	$18	$20	$3	$—	$(234)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (7)	$—	$—	$—	$—	$349
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2022 (7)	$(6)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$—	$(410)
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (7)	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$1,145	$—	$—	$1,061	$1,061
Premiums, reinsurance and other receivables	$443	$—	$2	$441	$443
Liabilities
Policyholder account balances	$835	$—	$—	$812	$812
Short-term debt	$125	$—	$—	$125	$125
Other liabilities	$432	$—	$2	$430	$432

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$811	$—	$—	$839	$839
Premiums, reinsurance and other receivables	$448	$—	$3	$445	$448
Liabilities
Policyholder account balances	$853	$—	$—	$845	$845
Other liabilities	$438	$—	$2	$436	$438

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)

7. Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of not more than 364 days.
On May 16, 2022, BHNY issued a $125 million promissory note to Brighthouse Holdings, LLC, which bears interest at a fixed rate of 2.5363% and matures on August 16, 2022.
8. Equity
Capital Contribution
During the second quarter of 2022, the Company received a cash capital contribution of $100 million from Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2022	$(100)	$8	$(92)
OCI before reclassifications	(271)	10	(261)
Deferred income tax benefit (expense) (2)	57	(1)	56
AOCI before reclassifications, net of income tax	(314)	17	(297)
Amounts reclassified from AOCI	1	—	1
Deferred income tax benefit (expense) (2)	—	—	—
Amounts reclassified from AOCI, net of income tax	1	—	1
Balance at June 30, 2022	$(313)	$17	$(296)

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at March 31, 2021	$122	$2	$124
OCI before reclassifications	88	2	90
Deferred income tax benefit (expense) (2)	(19)	—	(19)
AOCI before reclassifications, net of income tax	191	4	195
Amounts reclassified from AOCI	—	—	—
Deferred income tax benefit (expense) (2)	—	—	—
Amounts reclassified from AOCI, net of income tax	—	—	—
Balance at June 30, 2021	$191	$4	$195

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2021	$128	$7	$135
OCI before reclassifications	(565)	11	(554)
Deferred income tax benefit (expense) (2)	118	(1)	117
AOCI before reclassifications, net of income tax	(319)	17	(302)
Amounts reclassified from AOCI	7	—	7
Deferred income tax benefit (expense) (2)	(1)	—	(1)
Amounts reclassified from AOCI, net of income tax	6	—	6
Balance at June 30, 2022	$(313)	$17	$(296)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Total
	(In millions)
Balance at December 31, 2020	$256	$2	$258
OCI before reclassifications	(80)	2	(78)
Deferred income tax benefit (expense) (2)	16	—	16
AOCI before reclassifications, net of income tax	192	4	196
Amounts reclassified from AOCI	(1)	—	(1)
Deferred income tax benefit (expense) (2)	—	—	—
Amounts reclassified from AOCI, net of income tax	(1)	—	(1)
Balance at June 30, 2021	$191	$4	$195
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC and DSI.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statements of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1)	$—	$(7)	$1	Net investment income
Net unrealized investment gains (losses), before income tax	(1)	—	(7)	1
Income tax (expense) benefit	—	—	1	—
Net unrealized investment gains (losses), net of income tax	(1)	—	(6)	1
Total reclassifications, net of income tax	$(1)	$—	$(6)	$1

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
Direct other revenues consisted primarily of 12b-1 fees of $4 million and $7 million for the three months and six months ended June 30, 2022, respectively, and $3 million and $7 million for the three months and six months ended June 30, 2021, respectively, of which all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Compensation	$6	$6	$12	$12
Contracted services and other labor costs	4	4	8	7
Transition services agreements	—	1	1	3
Establishment costs	—	1	1	2
Premium and other taxes, licenses and fees	1	—	2	1
Volume related costs, excluding compensation, net of DAC capitalization	4	6	10	12
Other	2	3	2	3
Total other expenses	$17	$21	$36	$40
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $60 million and $161 million at June 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Private Corporate Bond Investments
The Company commits to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2 million and $16 million at June 30, 2022 and December 31, 2021, respectively.
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
The Company did not have a liability for indemnities, guarantees and commitments at either June 30, 2022 or December 31, 2021.
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
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Premiums	$(13)	$(12)	$(24)	$(23)
Universal life and investment-type product policy fees	$(1)	$(1)	$(2)	$(2)
Other revenues	$(24)	$(28)	$(50)	$(55)
Policyholder benefits and claims	$(27)	$(18)	$(45)	$(42)
Other expenses	$(2)	$(2)	$(4)	$(4)
Information regarding the significant effects of ceded related party reinsurance included on the interim condensed balance sheets was as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Assets
Premiums, reinsurance and other receivables	$552	$637
Liabilities
Other liabilities	$270	$347
The Company cedes risks to Brighthouse Life Insurance Company related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $284 million and $351 million at June 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($10) million and ($68) million for the three months and six months ended June 30, 2022, respectively, and $40 million and ($102) million for the three months and six months ended June 30, 2021, respectively.

Brighthouse Life Insurance Company of NY
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $3 million and $6 million for the three months and six months ended June 30, 2022, respectively, and $3 million and $6 million for the three months and six months ended June 30, 2021, respectively. Costs incurred under these arrangements were $12 million and $24 million for the three months and six months ended June 30, 2022, respectively, and $13 million and $25 million for the three months and six months ended June 30, 2021, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($22) million and ($18) million at June 30, 2022 and December 31, 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $3 million and $6 million for the three months and six months ended June 30, 2022, respectively, and $4 million and $7 million for the three months and six months ended June 30, 2021, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $23 million and $44 million for the three months and six months ended June 30, 2022, respectively, and $24 million and $46 million for the three months and six months ended June 30, 2021, respectively. The Company also had related party fee income receivables of $1 million at both June 30, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BHNY,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company of NY. BHNY is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2022 (the “2021 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) filed with the SEC on May 12, 2022; and (iv) our current reports on Form 8-K filed in 2022.
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
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic” included in our 2021 Annual Report.
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
Universal life and investment-type product policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

Results of Operations
Results for the Six Months Ended June 30, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2022	2021
	(In millions)
Revenues
Premiums	$4	$6
Universal life and investment-type product policy fees	47	52
Net investment income	88	76
Other revenues	(43)	(49)
Net investment gains (losses)	(9)	—
Net derivative gains (losses)	(84)	(56)
Total revenues	3	29
Expenses
Policyholder benefits and claims	17	(14)
Interest credited to policyholder account balances	25	24
Capitalization of DAC	(29)	(30)
Amortization of DAC	20	(2)
Other expenses	65	70
Total expenses	98	48
Income (loss) before provision for income tax	(95)	(19)
Provision for income tax expense (benefit)	(22)	(6)
Net income (loss)	$(73)	$(13)
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
GMLB Riders	$(97)	$(11)
Other derivative instruments	6	1
Net investment gains (losses)	(9)	—
Other adjustments	—	(2)
Pre-tax adjusted earnings	5	(7)
Income (loss) before provision for income tax	(95)	(19)
Provision for income tax expense (benefit)	(22)	(6)
Net income (loss)	$(73)	$(13)
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Loss before provision for income tax was $95 million ($73 million, net of income tax), a higher loss of $76 million ($60 million, net of income tax) from a loss before provision for income tax of $19 million ($13 million, net of income tax) in the prior period.
The increase in loss before provision for income tax was driven by the following net unfavorable items:
•a net unfavorable change in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) from lower relative equity markets and higher interest rates resulting in:
◦unfavorable changes to the estimated fair value of our GMLB hedges;
◦unfavorable changes to the estimated fair value of variable annuity liability reserves; and

◦unfavorable changes to GMLB DAC;
partially offset by
◦favorable changes to the estimated fair value of the embedded derivative liabilities associated with Shield Level Annuities (“Shield”); and
◦favorable changes in ceded reinsurance.
The increase in loss before provision for income tax was partially offset by higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax resulted in an effective tax rate of 23% in the current period compared to 32% in the prior period. The decrease in the effective tax rate was driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) to adjusted earnings was as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net income (loss)	$(73)	$(13)
Add: Provision for income tax expense (benefit)	(22)	(6)
Income (loss) before provision for income tax	(95)	(19)
Less: GMLB Riders	(97)	(11)
Less: Other derivative instruments	6	1
Less: Net investment gains (losses)	(9)	—
Less: Other adjustments	—	(2)
Pre-tax adjusted earnings	5	(7)
Less: Provision for income tax expense (benefit)	(1)	(3)
Adjusted earnings	$6	$(4)
Results for the Six Months Ended June 30, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Fee income	$61	$66
Net investment spread	53	42
Insurance-related activities	(55)	(47)
Amortization of DAC	(18)	(28)
Other expenses, net of DAC capitalization	(36)	(40)
Pre-tax adjusted earnings	5	(7)
Provision for income tax expense (benefit)	(1)	(3)
Adjusted earnings	$6	$(4)
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were $6 million in the current period, an increase of $10 million.
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
The provision for income tax resulted in an effective tax rate of 20% in the current period compared to 43% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company of NY’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 9, 2022